Form 10-Q
period 2019-09-30
EXAGEN INC.
filed 2019-11-12
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39049

EXAGEN INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0434866
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1261 Liberty Way,	Suite C
Vista	California	92081
(Address of Principal Executive Offices)		(Zip Code)

(760)	560-1501
(Registrant's Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XGN	The Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on November 8, 2019 was 12,560,990.

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Condensed Financial Statements (unaudited)	1
	Condensed Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2019 and 2018	2
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Nine Months ended September 30, 2019 and 2018	3
	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II.	Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	73

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$77,828	$13,164
Accounts receivable, net	6,238	5,952
Prepaid expenses and other current assets	1,686	2,196
Total current assets	85,752	21,312
Property and equipment, net	1,314	1,566
Goodwill	5,506	5,506
Other assets	172	503
Total assets	$92,744	$28,887
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,213	$1,279
Accrued liabilities	6,449	3,923
Proceeds received prior to issuance of Series G redeemable convertible preferred stock	—	3,750
Total current liabilities	7,662	8,952
Borrowings-non-current portion, net of discounts and debt issuance costs	25,677	24,617
Redeemable convertible preferred stock warrant liabilities	—	1,503
Deferred tax liabilities	245	245
Other non-current liabilities	510	304
Total liabilities	34,094	35,621
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value; 750,300,000 shares authorized; none and 532,606,084 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference of $0 and $163,316 at September 31, 2019 (unaudited) and December 31, 2018, respectively	—	105,232
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2019; no shares authorized, issued or outstanding at December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 and 1,470,000,000 shares authorized at September 30, 2019 (unaudited) and December 31, 2018, respectively; 12,559,492 and 63,005 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	13	—
Additional paid-in capital	219,831	40,598
Accumulated deficit	(161,194)	(152,564)
Total stockholders' equity (deficit)	58,650	(111,966)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$92,744	$28,887
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$10,439	$8,223	$30,173	$22,799
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	4,783	3,852	14,217	11,376
Selling, general and administrative expenses	7,306	4,932	20,787	14,419
Research and development expenses	507	525	1,610	1,592
Amortization of intangible assets	—	47	—	141
Total operating expenses	12,596	9,356	36,614	27,528
Loss from operations	(2,157)	(1,133)	(6,441)	(4,729)
Interest expense	(909)	(704)	(2,720)	(2,098)
Change in fair value of financial instruments	(200)	55	267	55
Other income, net	125	26	264	77
Net loss	(3,141)	(1,756)	(8,630)	(6,695)
Accretion of redeemable convertible preferred stock	(338)	(2,768)	(4,640)	(6,462)
Deemed dividend recorded in connection with financing transactions	(13,601)	—	(13,601)	(1,152)
Net loss attributable to common stockholders (Note 2)	$(17,080)	$(4,524)	$(26,871)	$(14,309)
Net loss per share, basic and diluted (Note 2)	$(11.29)	$(71.80)	$(48.70)	$(227.11)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	1,513,189	63,005	551,730	63,005
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018 (as revised)	532,606,084	$105,232	63,005	$—	$40,598	$(152,564)	$(111,966)
Accretion of redeemable convertible preferred stock	—	2,114	—	—	(2,114)	—	(2,114)
Exercise of stock options	—	—	24	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	12
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $96 (Note 8)	97,646,289	7,520	—	—	—	—	—
Net loss	—	—	—	—	—	(2,704)	(2,704)
Balances at March 31, 2019 (as revised)	630,252,373	114,866	63,029	—	38,496	(155,268)	(116,772)
Accretion of redeemable convertible preferred stock	—	2,188	—	—	(2,188)	—	(2,188)
Exercise of stock options	—	—	26	—	—	—	—
Stock-based compensation	—	—	—	—	11	—	11
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $28 (Note 8)	51,282,048	3,972	—	—	—	—	—
Net loss	—	—	—	—	—	(2,785)	(2,785)
Balances at June 30, 2019	681,534,421	121,026	63,055	—	36,319	(158,053)	(121,734)
Accretion of redeemable convertible preferred stock	—	338	—	—	(338)	—	(338)
Stock-based compensation	—	—	—	—	62	—	62
Issuance of Series H redeemable convertible preferred stock for aggregate proceeds of $0.047 per share, net of issuance costs of $318 (Note 8)	233,446,519	3,941	—	—	6,741	—	6,741
Deemed dividend recognized on beneficial conversion features of Series H redeemable convertible preferred stock (Note 8)	—	6,741	—	—	(6,741)	—	(6,741)
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock (Note 8)	97,592,739	6,860	—	—	(6,860)		(6,860)
Conversion of preferred stock to common stock in connection with initial public offering (Note 8)	(1,012,573,679)	(138,906)	7,816,643	8	138,898	—	138,906
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs (Note 9)	—	—	4,140,000	4	50,514	—	50,518
Net exercise of common and preferred stock warrants	—	—	539,794	1	510	—	511
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	—	—	—	—	726	—	726
Net loss	—	—	—	—	—	(3,141)	(3,141)
Balances at September 30, 2019	—	$—	12,559,492	$13	$219,831	$(161,194)	$58,650
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	497,691,757	$92,046	63,005	$—	$50,954	$(147,638)	$(96,684)
Cumulative effect of changes in accounting principle related to revenue recognition	—	—	—	—	—	3,086	3,086
Accretion of redeemable convertible preferred stock	—	1,382	—	—	(1,382)	—	(1,382)
Stock-based compensation	—	—	—	—	46	—	46
Issuance of Series F redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $7, in the third tranche closing of the Series F financing	34,914,327	3,868	—	—	(1,152)	—	(1,152)
Net loss	—	—	—	—	—	(2,793)	(2,793)
Balances at March 31, 2018	532,606,084	97,296	63,005	—	48,466	(147,345)	(98,879)
Accretion of redeemable convertible preferred stock	—	2,312	—	—	(2,312)	—	(2,312)
Stock-based compensation	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	(2,146)	(2,146)
Balances at June 30, 2018	532,606,084	99,608	63,005	—	46,198	(149,491)	(103,293)
Accretion of redeemable convertible preferred stock	—	2,768	—	—	(2,768)	—	(2,768)
Stock-based compensation	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(1,756)	(1,756)
Balances at September 30, 2018	532,606,084	$102,376	63,005	$—	$43,440	$(151,247)	$(107,807)
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(8,630)	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480	576
Amortization of debt discount and debt issuance costs	575	425
Non-cash interest expense	484	380
Revaluation of warrant liabilities	(267)	(55)
Loss on disposal of assets	20	—
Stock-based compensation	85	100
Changes in assets and liabilities:
Accounts receivable, net	(286)	(1,168)
Prepaid expenses and other current assets	510	(590)
Other assets	(24)	(8)
Accounts payable	174	(392)
Accrued and other liabilities	1,095	(5)
Net cash used in operating activities	(5,784)	(7,432)
Cash flows from investing activities:
Purchases of property and equipment	(377)	(128)
Proceeds from sale of property and equipment	300	—
Purchases of short-term investments	—	(2,000)
Maturities of short-term investments	—	1,000
Net cash used in investing activities	(77)	(1,128)
Cash flows from financing activities:
Principal payment on capital lease obligations	(94)	(17)
Proceeds from initial public offering, net of issuance costs and offering costs	52,195	—
Proceeds from the issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	2,716
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,742	—
Proceeds from issuance of Series H redeemable convertible preferred stock, net of issuance costs	10,682	—
Net cash provided by financing activities	70,525	2,699
Increase (decrease) in cash, cash equivalents and restricted cash	64,664	(5,861)
Cash, cash equivalents and restricted cash, beginning of period	13,264	11,341
Cash, cash equivalents and restricted cash, end of period	$77,928	$5,480
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,661	$1,293
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$4,640	$6,462
Equipment purchased under capital lease obligations	$412	$289
Costs incurred, but not paid, in connection with capital expenditures	$71	$207
Conversion of redeemable convertible preferred stock	$138,906	$—
Net exercise of common and preferred stock warrants	$511	$—
Issuance costs included in accounts payable and accrued liabilities	$1,677	$—
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	$726	$—
Deemed dividend recognized for beneficial conversion features of Series H redeemable convertible preferred stock	$6,741	$—
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock	$6,860	$—
Conversion of Series G to Series H redeemable convertible preferred stock	$11,875	$—
Deemed dividend from issuance of Series F redeemable convertible preferred stock	$—	$1,152
Adjustment upon adoption of Topic 606	$—	$3,086
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) was incorporated under the laws of the state of New Mexico in 2002, under the name Exagen Corporation. In 2003, Exagen Corporation changed its state of incorporation from New Mexico to Delaware by merging with and into Exagen Diagnostics, Inc., pursuant to which the Company changed its name to Exagen Diagnostics, Inc. In January 2019, the Company changed its name to Exagen Inc. The Company is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention.
Initial Public Offering
On September 23, 2019, the Company closed its initial public offering (the IPO) of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of the Company's common stock. Including the exercise of the option to purchase additional shares, the aggregate net proceeds to the Company from the offering was approximately $50.5 million, net of underwriting discounts, commissions and other estimated offering expenses, for aggregate expenses of approximately $7.5 million. In addition, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock.
Reverse Stock Split
On September 6, 2019, the Company effected a one-for-183.635 reverse stock split of its common stock (the Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the redeemable convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented in the accompanying condensed financial statements and notes to the condensed financial statements.
Liquidity
The Company has suffered recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At September 30, 2019, the Company had cash and cash equivalents of $77.8 million and had an accumulated deficit of $161.2 million, respectively. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its IPO and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least the next twelve months.
To execute its business plans, the Company may need additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can achieve significant cash flows from operations, if ever, it expects to finance its operations through the sale of its stock, debt financings or other strategic transactions. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its programs, product portfolio expansion plans or commercialization efforts, which could have a material adverse effect on the Company's business, operating results and financial condition and the Company's ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of September 30, 2019, the condensed statements of operations and the condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2019 and its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 in accordance with GAAP. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Prospectus dated September 18, 2019 filed with the SEC on September 20, 2019.
The preparation of the accompanying condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reporting period.
Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to revenue recognition, the fair value of financial instruments measured at fair value, the recoverability of its long-lived assets (including goodwill), net deferred tax assets (and related valuation allowance), and for periods prior to the IPO, the fair value of the Company's common stock and redeemable convertible preferred stock. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
Concentration of Credit Risk and Other Risk and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts receivable. Substantially all the Company's cash and cash equivalents are held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

Significant payers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	25%	30%	26%	31%
Blue Shield	13%	14%	13%	14%
United Healthcare	10%	12%	10%	13%
Medicare Advantage	12%	12%	11%	11%

	Accounts Receivable
	September 30, 2019	December 31, 2018

Medicare	23%	26%
Blue Shield	16%	16%
United Healthcare	9%	11%
Medicare Advantage	8%	11%
For the three months ended September 30, 2019 and 2018, approximately 83%, and 86%, respectively, of the Company's revenue was related to the AVISE® CTD test. For the nine months ended September 30, 2019 and 2018, approximately 83% and 86%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. An interruption in the supply of these materials would temporarily impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Healthcare insurers	$6,188	$5,408	$17,716	$15,023
Government	2,665	2,524	7,964	7,013
Client	1,007	171	3,200	428
Other(1)	148	120	458	335
Janssen (SIMPONI®)	431	—	835	—
Total revenue	$10,439	$8,223	$30,173	$22,799
(1)Includes patient self-pay that is immaterial.
Fair Value Measurements
The carrying value of the Company's cash and cash equivalents, other assets and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the Company's long-term borrowings approximates its fair value, which is considered a Level 2 input.
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 - Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The Company's redeemable convertible preferred stock warrant liabilities were measured at fair value on a recurring basis and were classified as Level 3 liabilities. The Company recorded subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date in current period earnings.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value.
In 2016, the Company entered into an arrangement with a financial institution with which it has an existing banking relationship whereby in exchange for the issuance of corporate credit cards, the Company agreed to obtain a $0.1 million certificate of deposit with this financial institution as collateral for the balances borrowed on these credit cards. The Company has classified the value of this certificate of deposit (including all interest earned thereon) within other assets in the accompanying balance sheets. The Company has the right to terminate the credit card program at any time. Upon termination of the credit card program and repayment of all outstanding balances owed, the Company may redeem the certificate of deposit (and all interest earned thereon).
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$77,828	$13,164
Restricted cash	100	100
	$77,928	$13,264
Deferred Offering Costs
As of December 31, 2018, the Company deferred offering costs of $0.4 million consisting of legal, accounting and other fees and costs directly attributable to its IPO, which are recorded within other assets in the accompanying condensed balance sheet. As of September 30, 2019, the deferred offering costs were offset against the proceeds received upon the completion of the IPO.
Redeemable Convertible Preferred Stock
Prior to the completion of the IPO, the Company had multiple classes of redeemable convertible preferred stock, all of which were classified as temporary equity in the accompanying condensed balance sheet as the redemption of the shares were outside of the Company's control. Redeemable convertible preferred stock which was redeemable on or after a certain date at the option of the holder was accreted to its redemption value from the date of issuance to the earliest redemption date.
In connection with the completion of the IPO in September 2019, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 7,816,643 shares of common stock, excluding warrant conversions.
Redeemable Convertible Preferred Stock Warrants
Prior to the completion of the IPO, the Company accounted for its redeemable convertible preferred stock warrants as liabilities based upon the characteristics and provisions of each instrument. The redeemable convertible preferred stock warrants were recorded at their fair value on the date of issuance and were revalued on each subsequent balance sheet date, with fair value changes recognized as increases or reductions in the statements of operations. Upon the completion of the IPO, all remaining outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. As such, the warrants no longer require liability accounting and the then fair value of the warrant liability was reclassified into stockholders’ equity.
The Company performed the final remeasurement of the warrant liabilities as of the IPO closing date. See Note 7 for the amounts associated with the fair value measurements and Note 5 for further discussion on the remaining warrants.

Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (the Payers) consist of healthcare insurers, government payers (primarily Medicare and Medicaid), client payers (i.e., hospitals, other laboratories, etc.), and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition
Payers are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, is recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payer (i.e. each individual third-party insurance, Medicare, client payers, patient self-pay, etc.) and per test basis.
Collection of the Company's net revenues from payers is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
The Company early adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018 using a cumulative-effect adjustment to the opening balance of accumulated deficit and accounts receivable of $3.1 million.
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement with Janssen (the Janssen agreement) to co-promote SIMPONI® in the United States. The Company recognized revenue of approximately $0.4 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.4 million for the three months ended September 30, 2019 and 2018, and $1.1 million for the nine months ended September 30, 2019 and 2018, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The fair value of stock options is determined using the Black-Scholes-Merton (BSM) option pricing model, which requires management to make certain assumptions regarding a number of complex and subjective variables. Equity award forfeitures are recorded as they occur.
The BSM option pricing model incorporates various estimates, including the fair value of the Company's common stock, expected volatility, expected term and risk-free interest rates. The weighted-average expected term of options was calculated using the simplified method. This decision was based on the lack of relevant historical data due to the Company's limited historical experience. In addition, due to the Company's limited historical data, the estimated volatility incorporates the historical volatility over the expected term of the award of comparable companies whose share prices are publicly available. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Upon the effective date of the IPO, the Company began using the closing price of its common stock as the fair value of its common stock on the corresponding date. Prior to the completion of the IPO in September 2019, due to the absence of a public market for the Company's common stock, it was necessary to estimate the fair value of the common stock underlying the Company's stock-based awards when performing fair value calculations using the BSM option pricing model. The fair value of the common stock underlying the Company's stock-based awards was assessed on each grant date by the Company's board of directors (Board of Directors).
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from nonowner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company's comprehensive loss was the same as its reported net loss.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock and options outstanding under the Company's stock option plans. For the three and nine months ended September 30, 2019 and 2018, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock	—	5,202,940	—	5,202,940
Warrants to purchase redeemable convertible preferred stock	—	203,549	—	203,549
Warrants to purchase common stock	461,273	934,789	461,273	934,789
Common stock options	1,475,006	69,885	1,475,006	69,885
Total	1,936,279	6,411,163	1,936,279	6,411,163

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment.
Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its condensed financial statements. The effective date of this guidance for public companies is for reporting periods beginning after December 15, 2018. Topic 842 mandates a modified retrospective transition method. The Company intends to adopt the new lease standard using a cumulative effect to accumulated deficit and will elect the package of practical expedients, which among other things will allow the Company to carry forward its historical lease classification. The Company is currently evaluating the impact of Topic 842 on its condensed financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework--Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its condensed financial statements.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Diagnostic testing supplies	$916	$1,174
Prepaid product royalties	137	176
Prepaid maintenance and insurance contracts	619	698
Other prepaid assets	14	148
Prepaid and other current assets	$1,686	$2,196

Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Furniture and fixtures	$25	$25
Laboratory equipment	2,228	1,855
Computer equipment and software	851	796
Leasehold improvements	423	399
Construction in progress	71	310
Total property and equipment	3,598	3,385
Less: accumulated depreciation and amortization	(2,284)	(1,819)
Property and equipment, net	$1,314	$1,566
Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was approximately $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, was approximately $0.5 million and $0.4 million, respectively. At September 30, 2019 and December 31, 2018, the gross book value of assets under capital lease was $0.8 million and $0.4 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and related expenses	$2,850	$2,111
Accrued deferred offering costs	1,598	355
Accrued interest	182	178
Accrued purchases of goods and services	292	243
Accrued royalties	708	602
Accrued clinical study activity	43	146
Capital lease obligations, current portion	179	81
Other accrued liabilities	597	207
Accrued liabilities	$6,449	$3,923

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At September 30, 2019, no additional amounts remain available to borrow under the 2017 Term Loan.
The interest rate on all borrowings under the 2017 Term Loan is 11.0%, of which 2.5% is paid in-kind in the form of additional term loans, or PIK Loans, until September of 2019, after which interest accrues at an annual rate of 11.0%. The Company has estimated the effective interest rate of this loan to be approximately 14%. Accrued interest is due and payable monthly, unless the Company elects to pay PIK interest. The outstanding principal and accrued interest on the 2017 Term Loan will be repaid in twenty-four equal monthly installments commencing in October 2020. Upon repayment of the final installment under the 2017 Term Loan, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of 2017 Term Loan using the effective interest method. For the three months ended September 30, 2019 and 2018, the Company issued PIK Loans totaling $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company issued PIK Loans totaling $0.5 million and $0.4 million, respectively.

If the 2017 Term Loan is prepaid after September 7, 2019, but before September 7, 2020, the 2017 Term Loan requires a prepayment premium of 3% of the aggregate outstanding principal. The prepayment premium decreases by 1% during each subsequent twelve-month period after September 7, 2020.
The 2017 Term Loan is collateralized by a first priority security interest on substantially all of the Company's assets, including intellectual property. The affirmative covenants of the 2017 Term Loan require that the Company timely file taxes, maintain good standing and government compliance, maintain liability and other insurance, provide prompt notification of significant corporate events, and furnish audited financial statements within 150 days of fiscal year end without qualification as to the scope of the audit or as to going concern and without any other similar qualification.
The affirmative covenants require that the Company achieve a specified level of revenue, and either (i) gross margins, or (ii) gross profits (collectively referred to as the Interest Only Milestones), as measured quarterly on a rolling twelve month basis, and commencing with the quarter ending December 31, 2017 (1) the interest rate on the 2017 Term Loan will increase by 8% and (2) repayment will commence on the date it is determined the Interest Only Milestones have not been met and over the following eighteen months in equal monthly installments. The consequences of failing to achieve the Interest Only Milestones will be waived if, within sixty days of failing to achieve the Interest Only Milestones, the Company issues additional equity securities or subordinated debt with net proceeds of at least $9.5 million. In addition, the 2017 Term Loan requires that the Company maintain certain levels of minimum liquidity. If the Company has achieved the Interest Only Milestones, the Company is required to maintain an unrestricted cash balance of $2.0 million. If the Interest Only Milestones are not met, the Company must maintain unrestricted cash balances totaling at least the trailing four months cash used to fund operating activities.
The negative covenants provide, among other things, that without the prior consent of Innovatus subject to certain exceptions, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company's property, pay dividends on the Company's capital stock or make prohibited investments. The 2017 Term Loan agreement provides that an event of default will occur if, among other triggers, (i) the Company defaults in the payment of any amount payable under the agreement when due, (ii) there occurs any circumstance(s) that could reasonably be expected to result in a material adverse effect on the Company's business, operations or condition, or on the Company's ability to perform its obligations under the agreement, (iii) the Company becomes insolvent, (iv) the Company undergoes a change in control or (v) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement.
At September 30, 2019, the Company was in compliance with all covenants of the 2017 Term Loan.
Upon an event of default in any of the 2017 Term Loan covenants, the repayment of the 2017 Term Loan may be accelerated and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the 2017 Term Loan can be accelerated under certain circumstances, the Company believes acceleration of this loan is not probable as of the date of these condensed financial statements. Accordingly, the Company has reflected the amounts of the 2017 Term Loan due beyond twelve months of the balance sheet date as non-current.
In connection with the 2017 Term Loan, the Company paid issuance costs of $0.4 million to Innovatus and an additional $0.1 million to third parties. These fees were recorded as discounts to the carrying value of the 2017 Term Loan. The Company also issued Innovatus warrants (i) on the closing date of the 2017 Term Loan, to purchase 15,384,615 shares of Series F redeemable convertible preferred stock at an exercise price of $0.078 per share and (ii) on December 7, 2018, to purchase 3,846,154 shares of Series F redeemable convertible preferred stock at an exercise price of $0.078 per share (Note 5). These warrants are immediately exercisable and will expire if unexercised seven years after their issuance. The fair value of the warrants on each of their dates of issuance, determined using BSM option pricing model, was recorded as a discount to long-term debt and an offsetting amount recognized as a liability. The resulting debt discount is being amortized to interest expense using the effective interest method over the term of the 2017 Term Loan. In connection with the completion of the IPO in September 2019, the Series F redeemable convertible preferred stock warrants automatically converted into warrants exercisable for an aggregate of 104,722 shares of common stock.
Future Minimum Payments on the Outstanding Borrowings

Future minimum aggregate payments, including interest, for outstanding borrowings under the 2017 Term Loan are as follows (in thousands):

September 30, 2019
2019 (remaining)	$725
2020	6,125
2021	14,937
2022	11,250
Total	33,037
Less:
Unamortized debt discount and issuance costs	(484)
Interest	(6,876)
Total borrowings, net of discounts and debt issuance costs	$25,677

Note 5. Warrants to Purchase Common or Preferred Stock
In connection with the completion of the Company's IPO in September 2019:
•The remaining outstanding Series F redeemable convertible preferred stock warrants automatically converted into warrants exercisable for an aggregate 104,722 shares of common stock.
•Warrants to purchase common stock for 569,184 shares of the Company's common stock were exercised via cashless exercise resulting in the issuance of 512,363 shares of common stock. Unexercised warrants to purchase common stock for 9,054 shares were terminated prior to the completion of the IPO.
•Warrants to purchase Series D and Series E redeemable convertible preferred stock for 119,771 shares of the Company's common stock were exercised via cashless exercise resulting in the issuance of 27,431 shares of common stock.
Outstanding Warrants
The following warrants to purchase common stock were outstanding as of September 30, 2019:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	282,402	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	74,018	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants (1)	83,778	14.32	September 8, 2017	September 8, 2024
Common stock warrants (1)	20,944	14.32	December 7, 2018	December 7, 2025
	461,273
(1) Prior to the conversion upon IPO, the remaining warrants were for the purchase of Series F redeemable convertible preferred stock.
The outstanding warrants to purchase shares of common stock are equity classified at September 30, 2019.

Note 6. Commitments and Contingencies
Leases
The Company leases approximately 14,000 square feet of office and laboratory space in Vista, California, under a lease that expires in January 2021, with options to extend the lease for two additional 36-month periods. In addition, the Company also leases approximately 19,500 square feet of office space in Vista, California, under a lease that expires in January 2021 with an option to extend the lease for an additional 24-month period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended September 30, 2019 and 2018, rent expense was $0.1 million. For the nine months ended September 30, 2019 and 2018, rent expense was $0.3 million.

Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at September 30, 2019 and December 31, 2018.
In addition, the Company has ongoing royalty payment obligations on net sales of products which incorporate certain acquired technologies ranging from 2.5% to 7.5%. Future royalties payable under these arrangements are limited to the lesser of an aggregate of $4.2 million (including an upfront payment of $100,000) or the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments on net sales of products which incorporate licensed technology, as defined, ranging from 3.0% to 20.0%. Royalties are accrued when earned and recorded in costs of revenue in the accompanying condensed statement of operations.
Supply Agreement
In January 2018, the Company entered into a supply agreement with one supplier for reagents which includes a minimum annual purchase commitment of $3.25 million for each of the three years covered by the agreement, which terminates in 2021.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
The Company is not a party to any litigation and does not have contingent reserves established for any litigation liabilities.

Note 7. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,950	$71,950	—	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(As Revised)			(As Revised)
Assets:
Money market funds	$8,618	$8,618	—	—
Liabilities:
Redeemable convertible preferred stock warrant liabilities	$1,503	—	—	$1,503
The fair value of the Company's money market funds is based on quoted market prices.

The following table includes a roll-forward of the financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy (in thousands):

Liability Classified Warrants
(As Revised)
Balances at December 31, 2017	$896
Issuance of warrants to purchase shares of Series F redeemable convertible preferred stock in connection with 2017 Term Loan (Note 4)	289
Remeasurement of financial instruments	318
Balances at December 31, 2018	1,503
Remeasurement of financial instruments	(267)
Net exercise of preferred stock warrants	(510)
Reclassification of liability classified warrants to stockholders' equity (deficit)	(726)
Balance at September 30, 2019	$—
Changes in the fair value of the Company's liability classified warrants are recorded in the line item change in fair value of financial instruments in the accompanying condensed statement of operations.

Note 8. Redeemable Convertible Preferred Stock
On January 2, 2019, the Company amended and restated its restated certificate of incorporation to, among other things, increase its authorized shares of convertible preferred stock from 750,300,000 to 955,500,000 shares, of which 205,200,000 shares are designated as Series G convertible preferred stock and set forth the rights, preferences and privileges of the Series G convertible preferred stock.
On July 11, 2019, the Company amended and restated its restated certificate of incorporation to among other things, increase its authorized shares of convertible preferred stock from 955,500,000 to 1,038,667,059 shares, of which 479,967,595 shares are designated as Series H redeemable convertible preferred stock and set forth the rights, preferences and privileges of the Series H redeemable convertible preferred stock.
Upon completion of the Company's IPO in September 2019, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding at September 30, 2019.
Series F Financing
In December 2017, the Company's Board of Directors authorized a third tranche closing of the issuance to existing preferred stockholders in connection with the Company's Series F financing, which was completed between December 2017 and January 2018. In December 2017, a group of existing investors of the Company purchased 54,246,756 shares of Series F redeemable convertible preferred stock at a per share price of $0.078 for aggregate gross proceeds of approximately $4.2 million. In early January 2018, a group of existing stockholders of the Company purchased an additional 34,914,327 shares of Series F redeemable convertible preferred stock at a per share price of $0.078 for aggregate gross proceeds of approximately $2.7 million.
The Company concluded that the third tranche closing of the Series F preferred stock purchase agreement contained a single freestanding financial instrument, shares of Series F redeemable convertible preferred stock, and the Company determined there were no embedded features requiring bifurcation in the shares of Series F redeemable convertible preferred stock issued in the third tranche closing. The Company accounted for the difference between the estimated fair value and the $0.078 per share purchase price of shares of Series F redeemable convertible preferred stock issued in the third tranche closing as a deemed dividend since all investors in the third closing are existing preferred stockholders of the Company, and the Company did not identify any elements to the transaction which it believes were compensatory in nature. As a result, the Company recognized a deemed dividend in the amount of $1.2 million in the first quarter of 2018, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying condensed statement of redeemable convertible preferred stock and stockholders’ deficit.
Series G Financing
In January 2019, the Company entered into an agreement with new and certain existing preferred stockholders to issue shares of Series G redeemable convertible preferred stock in multiple separate closings at per share price of $0.078 in each closing. Shares of Series G redeemable convertible preferred stock were issuable under the Series G preferred stock purchase agreement until the earlier of March 31, 2019 or the issuance of all authorized shares of Series G redeemable convertible preferred stock, as specified in the Company's amended and restated certificate of incorporation.
In January 2019 and March 2019, the Company sold 88,030,905 and 9,615,384 shares, respectively, of Series G redeemable convertible preferred stock for aggregate gross proceeds of approximately $7.6 million to new and existing investors, of which $3.75 million of gross proceeds were received as of December 31, 2018 and are included in the accompanying December 31, 2018 balance sheet.

In May 2019, the Company sold an additional 51,282,048 shares of Series G redeemable convertible preferred stock for aggregate gross proceeds of approximately $4.0 million to existing investors.
In addition, in May 2019, the Series G preferred stock purchase agreement was amended to include the right of the Company to require certain holders of Series G redeemable convertible preferred stock to purchase an additional 32,051,280 shares of Series G redeemable convertible preferred stock at $0.078 per share, for total aggregate proceeds of $2.5 million, at any time after July 31, 2019 and prior to May 31, 2020. This right terminated in connection with the issuance of the Series H redeemable convertible stock in July 2019.
The Company concluded that the closings of the Series G preferred stock purchase agreement in January and March 2019, contained a single freestanding financial instrument, shares of Series G redeemable convertible preferred stock, and the Company determined there were no embedded features requiring bifurcation in the shares of Series G redeemable convertible preferred stock issued. The Company concluded the closing in May 2019 contained two freestanding financial instruments, shares of Series G redeemable convertible preferred stock and the Company call right, and the Company concluded there were no embedded features requiring bifurcation in the shares of Series G redeemable convertible preferred stock issued. The Company call right was deemed to have nominal value since it was with insiders with knowledge of the imminent closing of Series H redeemable convertible stock.
Series H Financing
In July 2019, the Company entered into an agreement with a new investor to issue shares of Series H redeemable convertible preferred stock at a per share price of $0.04712. Pursuant to the terms of the agreement, the new investor purchased 233,446,519 shares of Series H redeemable convertible preferred stock for gross proceeds of approximately $11.0 million. In connection with the Series H financing, the Company converted all of the 148,928,337 outstanding shares of the Company's Series G redeemable convertible preferred stock into 246,521,076 shares of Series H redeemable convertible preferred stock on a dollar-for-dollar basis.
The Company concluded that the closing of the Series H preferred stock purchase agreement contained a single freestanding financial instrument, shares of Series H redeemable convertible preferred stock, and the Company determined there were no embedded features requiring bifurcation in the shares of Series H redeemable convertible preferred stock issued at closing. The Company accounted for the difference between the effective conversion price of $0.04712 and the fair value of the underlying common stock at the commitment date as a beneficial conversion feature, which was immediately accreted as a deemed dividend. As a result, the Company recognized a beneficial conversion feature in the amount of $6.7 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying condensed statement of redeemable convertible preferred stock and stockholders’ equity (deficit). Additionally, the Company concluded that the conversion of shares of Series G into shares of Series H redeemable convertible preferred stock in connection with the issuance of Series H redeemable convertible preferred stock represented an extinguishment of the Series G shares. As a result, the Company recognized a deemed dividend for the extinguishment charge in the amount of $6.9 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying condensed statement of redeemable convertible preferred stock and stockholders' equity (deficit).

Note 9. Stockholders' Equity (Deficit)
Common Stock
Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
On January 2, 2019, the Company amended and restated its restated certificate of incorporation to, among other things, increase its authorized shares of common stock from 1,470,000,000 to 1,675,200,000 shares.
On July 11, 2019, the Company amended and restated its restated certificate of incorporation to, among other things, increase its authorized shares of common stock from 1,675,200,000 to 1,970,000,000 shares.
The Company filed its amended and restated certificate of incorporation on September 23, 2019, authorizing 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.
On September 23, 2019, the Company closed its IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of the Company's common stock. Including the exercise of the option to purchase additional shares, the aggregate net proceeds to the Company from the offering was approximately $50.5 million, net of underwriting discounts, commissions and other estimated offering expenses, for aggregate expenses of approximately $7.5 million. In addition, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock.

Note 10. Stock Option Plan
In December 2012, the Company's Board of Directors adopted the 2013 Stock Option Plan (the Plan). Pursuant to the Plan, employees, consultants, and directors may be granted either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock. In July 2019, the number of shares reserved for issuance under the Plan was increased from 669,806 to 1,663,681 shares.
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and will initially be reserved for issuance under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be increased annually on the first day of each fiscal year during the term of the 2019 Plan, beginning with the 2020 fiscal year, by an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year or such smaller amount as the Board of Directors may determine. As of September 30, 2019, 1,199,631 shares remained available for future awards.
The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant.

Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	661,180	$1.22	9.52	$6,198
Granted	814,339	$13.99
Exercised	(50)	$1.84
Forfeited	(310)	$5.75
Expired	(153)	$37.20
Outstanding, September 30, 2019	1,475,006	$8.26	8.89	$10,993
Vested and expected to vest, September 30, 2019	1,475,006	$8.26	8.89	$10,993
Options exercisable, September 30, 2019	20,464	$30.74	4.56	$23
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	59%	70%	59%	70%
Risk-free interest rate	2.0%	2.6%	2.0%-2.6%	1.4% - 2.6%
Dividend yield	—	—	—	—
Expected term (in years)	5.75-6.08	6.08	5.75-6.08	6.08

Total non-cash stock-based compensation expense recorded related to options granted in the condensed statement of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$4	$1	$6	$11
Selling, general and administrative	55	9	73	83
Research and development	3	—	6	6
Total	$62	$10	$85	$100
As of September 30, 2019, total unrecognized compensation cost was $6.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.
Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted the Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 120,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2020 fiscal year, by an amount equal to 1% of the total number capital stock outstanding on December 31 of the preceding calendar year or such smaller other amount as the Board of Directors may determine. There has been no stock-based compensation expense incurred related to the ESPP for the three and nine months ended September 30, 2019.

Note 11. Related Parties
The Company entered into a consulting services agreement, as amended, with a member of the Company's Board of Directors under which this board member provides certain scientific consulting services to the Company. Under this agreement, as amended in June 2018, this board member is compensated at a bi-weekly rate of $5,000

(plus reimbursement for certain administrative and travel related expenses) and received options to purchase 544 shares of common stock in November 2017, the commencement date of the agreement. Total amounts paid to this board member under this agreement for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, were $30,000, $30,000, $95,000, and $91,000, respectively, which was recorded in research and development expenses in the accompanying condensed statements of operations. The Company accounted for the grant of options as an award to a non-employee and measures compensation cost for this award based on the value of the award at the date the consulting services are complete. The options granted to this board member were granted at an exercise price of $0.367 (the estimated fair value of share of common stock on the grant date using an OPM model), and vests over a three-year term expected to coincide with the period the board member is expected to provide consulting services to the Company. The estimated fair value of the awards and related compensation cost recognized during the three and nine months ended September 30, 2019 and 2018 was immaterial. All compensation cost related to these awards is recorded in research and development expenses in the accompanying condensed statements of operations. Effective July 12, 2019, this consultant no longer serves on the Company's Board of Directors.
In September 2011, the Company entered into a license agreement with the Company's Chief Scientific Officer, and a related company, De Novo Diagnostics, Inc. The license agreement, covering novel methods for monitoring low-dose methotrexate therapy, relates to technology developed by the Company's Chief Scientific Officer prior to joining the Company. The technology has yet to be used by the Company. Under the agreement, the Company's Chief Scientific Officer will be eligible to receive up to $0.6 million upon the achievement of certain sales milestones and an ongoing royalty of 5% on sales.
The third tranche closing of the Series F financing and the closings of the Series G financing described in Note 8 were issued to existing holders of the Company's redeemable convertible preferred stock.

Note 12. Correction of Immaterial Misstatements in the Financial Statements for the Year Ended December 31, 2018
During 2019, Company management identified immaterial misstatements in the financial statements for the year ended December 31, 2018 related to the carrying value of redeemable convertible preferred stock warrant liabilities. Based on a quantitative and qualitative analysis of the error as required by authoritative guidance, management concluded that the correction, which decreased the carrying value of the redeemable convertible preferred stock warrant liabilities with a corresponding decrease in net loss, had no material impact on the Company's previously issued financial statements as of and for the year ended December 31, 2018. These amounts have been adjusted in the accompanying balance sheet and statement of operations.
The revision to the Company's previously reported balance sheet are identified in the table below:

	As of December 31, 2018
	As Previously Reported	Adjustment	As Revised
Redeemable convertible preferred stock warrant liabilities	$2,680	$(1,177)	$1,503
Total liabilities	36,798	(1,177)	35,621
Accumulated deficit	153,741	(1,177)	152,564
Total stockholders' deficit	$113,143	$(1,177)	$111,966

A revised rollforward of the Company's warrant liabilities is as follows:

	As Previously Reported	Adjustment	As Revised
Balance, December 31, 2017	$896	—	$896
Issuance of warrants to purchase shares of Series F redeemable convertible preferred stock in connection with 2017 Term Loan (Note 4)	289	—	289
Change in fair value of financial instruments	1,495	(1,177)	318
Balance, December 31, 2018	2,680	(1,177)	1,503
Balance, March 31, 2019 (unaudited) (as revised)	$2,680	$(1,177)	$1,503

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018 included in our Prospectus dated September 18, 2019 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 20, 2019, or the Prospectus.
Forward Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, our ability to implement an integrated testing and therapeutics strategy, the expected benefits from our partnerships or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview
We are dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which are based on our proprietary CB-CAPs technology. Our goal is to enable rheumatologists to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. Our strategy includes leveraging our portfolio of testing products to market therapeutics through our sales channel, targeting the approximately 5,000 rheumatologists across the United States. Our business model of integrating testing products and therapeutics positions us to offer targeted solutions to rheumatologists and, ultimately, better serve patients.
We currently market nine testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 83% and 86% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE. In order to advance our integrated testing and therapeutics strategy, in December 2018 we entered into the Janssen agreement to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. We began direct promotion of SIMPONI® in January 2019 and expanded our salesforce from 31 representatives as of December 31, 2018 to 55 representatives as of September 30, 2019. We expect our SIMPONI® promotion efforts to contribute incremental revenue in 2019 with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter.

We also have additional agreements with other leading pharmaceutical companies, including GSK, Horizon Therapeutics and Corrona, that leverage our testing products and the information generated from such tests. We plan to pursue additional strategic partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified by CLIA and accredited by CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days.
We market our AVISE® testing products using our specialized salesforce. Unlike many diagnostic salesforces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our salesforce coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and history using our portfolio of testing products.
Reimbursement for our testing services comes from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations, government payers, such as Medicare, and patients. Reimbursement rates vary by product and payer. We continue to focus on expanding coverage among existing contracted rheumatologists and to achieve coverage with commercial payers, laboratory benefit managers and evidence review organizations.
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of September 30, 2019 we had an accumulated deficit of $161.2 million. We incurred net losses of $8.6 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering (IPO) in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.5 million, net of underwriting discounts, commissions and other estimated offering expenses, for aggregate expenses of approximately $7.5 million. As of September 30, 2019 we had $77.8 million of cash and cash equivalents.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since its launch in 2012, we have grown the number of our AVISE® CTD tests delivered at a compound annual growth rate of 87%, with limited incremental investment in our commercial infrastructure. Approximately 83,000 AVISE® CTD tests were delivered in 2018, representing 18% growth over 2017, and the number of ordering healthcare providers reached 1,278 in the fourth quarter of 2018, representing 18% growth over the same quarter in 2017. Through the third quarter of 2019, 78,237 AVISE® CTD tests were delivered, representing approximately 29% growth over the same period in 2018, and the number of ordering healthcare providers through the third quarter of 2019 reached 2,040. More than 360,000 AVISE® CTD tests have been delivered since launch, and for the third quarter of 2019, we reached 575 adopting healthcare providers (defined as those who had prescribed at least 11 diagnostic tests in the corresponding period) compared to 475 in the same period in 2018. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.

▪Reimbursement for Our Testing Products.    Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers such as Medicare. Payment from third-party payers differs depending on whether we have entered into a contract with the payers as a "participating provider" or do not have a contract and are considered a "non-participating provider." Payers will often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payers proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payers have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payers, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate.
▪Promotion of SIMPONI®.    We only recently began promoting SIMPONI® in the United States under the Janssen agreement. We may encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including training and deploying additional sales representatives and creating demand for SIMPONI® through our own sales activities as well as those of Janssen. Based on our estimate of the total U.S. addressable market for SIMPONI®'s approved indications of $28 billion, each incremental 1% market share we are able to capture for SIMPONI® above the predetermined baseline under the Janssen Agreement could result in incremental revenue to us of $84 million. However, it may take longer to generate meaningful revenue than we currently expect and we may not be successful in materially increasing market share, which would cause us to continue to rely on our existing testing products to drive revenue growth.
▪Development of Additional Testing Products.    We rely on sales of our AVISE® CTD test to generate the significant majority of our revenue. We recently launched AVISE® Anti-CarP and AVISE® PC4d. We expect to continue to invest in research and development in order to develop additional testing products and expect these costs to increase. Our success in developing new testing products will be important in our efforts to grow our business by expanding the potential market for our testing products and diversifying our sources of revenue.
▪Margin Expansion.    We believe growth in our promotion of therapeutics will meaningfully improve our margin profile and further support our goal of achieving profitability. We also expect an increase to our gross margins in January 2020 onwards upon the expiration of a 10% annual royalty on our CB-CAPs technology. In addition, we believe we are well positioned to drive further margin expansion through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payer coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs. However, these potential margin increases may be partially offset by expected decreases in Medicare reimbursement rates as a result of the Protecting Access to Medicare Act of 2014, or PAMA.
▪Timing of Our Research and Development Expenses.    Our spending on experiments and clinical studies may vary substantially from quarter to quarter. We also expend funds to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are obtained in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses will affect our financial results. We conduct clinical studies to validate our new testing products, as well as ongoing clinical and outcome studies to further expand the published evidence to support our commercialized AVISE® testing products. Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.
▪How We Recognize Revenue.    We recognize revenue in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by payer. Changes to such estimates may increase or decrease revenue recognized in future periods.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors."
Janssen Promotion Agreement
In December 2018, we entered into a co-promotion agreement with Janssen, under which we are responsible for the costs associated with our sales force in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The predetermined average baseline for the initial term of 18 months is approximately 29,000 prescribed units per quarter, subject to adjustment under certain circumstances. The term of the agreement expires on June 30, 2020, unless extended by us for an additional 18 months upon 180 days written notice prior to the end of the initial term. Janssen can terminate the agreement at any time for any reason upon 30 days' notice to us, and we can terminate the agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized co-promotional revenue of approximately $0.8 million during the nine months ended September 30, 2019 and expect to continue to recognize revenue as we perform co-promotional services based on the number of total prescribed units of SIMPONI® over the predetermined baseline.
Financial Overview
Basis of Presentation
Revision of Previously issued Financial Statements for Correction of Immaterial Errors
During 2019, we identified immaterial misstatements in the financial statements for the year ended December 31, 2018 related to the carrying value of redeemable convertible preferred stock warrant liabilities. These amounts have been adjusted in the accompanying financial statements. See Note 12 of our notes to our unaudited condensed financial statements for a summary of the amounts and financial statement line items impacted by the revision. All amounts set forth in the discussion and year ended December 31, 2018 have been adjusted to reflect these revisions.
Revenue
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. We primarily market our testing products to rheumatologists in the United States. The rheumatologists who order our testing products and to whom results are reported are generally not responsible for payment for these products. The parties that pay for these services, or payers, consist of healthcare insurers, government payers (primarily Medicare and Medicaid), client payers (i.e. hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
We recognize revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers. We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by payer. These assessments require significant judgment by management.
Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products, and increase our reimbursement and collection rates for tests delivered, as well as our ability to successfully promote SIMPONI®.
Operating Expenses
Costs of Revenue (Excluding Amortization of Purchased Technology)

Costs of revenue represents the expenses associated with obtaining and testing patient specimens. The components of our costs of revenue include materials costs, direct labor, equipment and infrastructure expenses associated with testing specimens, shipping charges to transport specimens, blood specimen collections fees, royalties, depreciation and allocated overhead, including rent and utilities.
Each payer, commercial third-party, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our costs of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payers for each month's billings.
We expect that our costs of revenue will increase in absolute dollars as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to volume discounts on materials and shipping costs and other volume efficiencies we may gain as the number of tests we perform increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, accounting and legal expenses, consulting costs, and allocated overhead including rent, information technology, depreciation and utilities.
We expect that our selling, general and administrative expenses will increase in absolute dollars as we expand our sales and sales support functions, including expansion activities related to our promotion of SIMPONI®. We also expect our selling, general and administrative expenses will increase because of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax.
Research and Development Expenses
Research and development expenses include costs incurred to develop our technology, testing products and product candidates, collect clinical specimens and conduct clinical studies to develop and support our testing products and product candidates. These costs consist of personnel costs, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities. We expense all research and development costs in the periods in which they are incurred.
We expect that our research and development expenses will increase in absolute dollars as we continue to invest in research and development activities related to our existing testing products and product candidates.
Amortization of Intangible Assets
Amortization of intangible assets represents the total amortization expense for our purchased technologies.
The intangible assets recorded as of December 31, 2017 became fully amortized in 2018; accordingly, we do not expect any future amortization expense related to these assets.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our current loan agreement with Innovatus.
We expect interest expense to increase in 2019 due to the draws we made under our loan agreement and to decrease in years thereafter due to lower interest rates and lower outstanding principal balances.
Change in Fair Value of Financial Instruments
Prior to the completion of our IPO, we classified our outstanding warrants to purchase shares of our redeemable convertible preferred stock as liabilities on our balance sheets at their estimated fair value since the underlying redeemable convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense).

In connection with the completion of our IPO, all outstanding warrants to purchase shares of our redeemable convertible preferred stock either terminated or were converted into warrants to purchase shares of our common stock and accordingly, will no longer be subject to measurement.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
	2019	2018
	(unaudited, in thousands)
Revenue	$10,439	$8,223	$2,216
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	4,783	3,852	931
Selling, general and administrative expenses	7,306	4,932	2,374
Research and development expenses	507	525	(18)
Amortization of intangible assets	—	47	(47)
Total operating expenses	12,596	9,356	3,240
Loss from operations	(2,157)	(1,133)	(1,024)
Interest expense	(909)	(704)	(205)
Change in fair value of financial instruments	(200)	55	(255)
Other income, net	125	26	99
Net loss	$(3,141)	$(1,756)	$(1,385)
Revenue
Revenue increased $2.2 million, or 26.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in the number of diagnostic tests delivered. The number of AVISE® CTD tests, which accounted for 83% and 86% of revenue in the three months ended September 30, 2019 and 2018, respectively, increased to 27,159 tests delivered in the three months ended September 30, 2019 compared to 21,090 tests delivered in the same 2018 period. The increase is primarily due to the increased adoption of the AVISE® CTD test by rheumatologists as the number of ordering healthcare providers increased to 1,591 for the three months ended September 30, 2019 as compared to 1,236 healthcare providers in the same 2018 period.
In addition, we began co-promoting SIMPONI® in early 2019 and recognized approximately $0.4 million of revenue during the three months ended September 30, 2019.
Costs of Revenue (excluding amortization of purchased technology)
Costs of revenue increased $0.9 million, or 24.2%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to increased direct costs such as materials and supplies and royalties associated with the increase in test volume in 2019 compared to 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.4 million, or 48.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to increased employee related expenses of $1.8 million as a result of increasing the size of our sales force from 30 as of September 30, 2018 to 55 as of September 30, 2019. The remaining increase relates primarily to increased audit and professional services.

Research and Development Expenses

Research and development expenses remained relatively consistent for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Amortization of Intangible Assets
Our purchased intangible assets were fully amortized at December 31, 2018, therefore there is no amortization expense recorded for the three months ended September 30, 2019.
Interest Expense
Interest expense increased $0.2 million, or 29.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to higher principal amounts outstanding at September 30, 2019 under our long-term borrowing arrangements.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased $0.3 million, or 463.6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease resulted from changes in the valuation of our redeemable convertible preferred stock warrant liabilities.
Other Income, Net
Other income, net, remained relatively consistent for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change
	2019	2018
	(unaudited, in thousands)
Revenue	$30,173	$22,799	$7,374
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	14,217	11,376	2,841
Selling, general and administrative expenses	20,787	14,419	6,368
Research and development expenses	1,610	1,592	18
Amortization of intangible assets	—	141	(141)
Total operating expenses	36,614	27,528	9,086
Loss from operations	(6,441)	(4,729)	(1,712)
Interest expense	(2,720)	(2,098)	(622)
Change in fair value of financial instruments	267	55	212
Other income, net	264	77	187
Net loss	$(8,630)	$(6,695)	$(1,935)

Revenue
Revenue increased $7.4 million, or 32.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in the number of diagnostic tests delivered and an increase in the average reimbursement per test. The number of AVISE® CTD tests, which accounted for 83% and 86% of revenue in the nine months ended September 30, 2019 and 2018, respectively, increased to 78,237 tests delivered in the nine months ended September 30, 2019 compared to 60,605 tests delivered in the same 2018 period. The increase is primarily due to the increased adoption of the AVISE® CTD test by rheumatologists as the number of ordering healthcare providers increased to 2,040 as of September 30, 2019 as compared to 1,628 healthcare providers in the same 2018 period. In addition, our average reimbursement per AVISE® CTD test increased to approximately $318 per test delivered in the nine months ended September 30, 2019 from approximately $315 per test delivered in the same 2018 period, an increase of approximately 1%.
In addition, we began co-promoting SIMPONI® in early 2019 and recognized approximately $0.8 million of revenue during the nine months ended September 30, 2019.

Costs of Revenue (excluding amortization of purchased technology)
Costs of revenue increased $2.8 million, or 25.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increased direct costs such as materials and supplies, royalties, shipping and handling and labor associated with the increase in test volume in 2019 compared to 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.4 million, or 44.2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increased employee related expenses of $5.0 million as a result of increasing the size of our sales force from 29 at March 31, 2018 to 55 at September 30, 2019. The remaining increase relates primarily to increased audit and professional services.
Research and Development Expenses
Research and development expenses remained relatively consistent for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Amortization of Intangible Assets
Our purchased intangible assets were fully amortized at December 31, 2018, therefore there is no amortization expense recorded for the nine months ended September 30, 2019.
Interest Expense
Interest expense increased $0.6 million, or 29.6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to higher principal amounts outstanding at September 30, 2019 under our long-term borrowing arrangements.

Change in Fair Value of Financial Instruments
The change in fair value of financial instruments increased $0.2 million, or 385.5%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase resulted from changes in the valuation of our redeemable convertible preferred stock warrant liabilities.
Other Income, Net
Other income, net, increased $0.2 million, or 242.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to the higher cash balance in our money market funds account during the nine months ended September 30, 2019 compared to the prior year period.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the nine months ended September 30, 2019 and 2018, we incurred a net loss of $8.6 million and $6.7 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of September 30, 2019, we had an accumulated deficit of $161.2 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.5 million, net of underwriting discounts, commissions and other estimated offering expenses, for aggregate expenses of approximately $7.5 million. As of September 30, 2019, we had $77.8 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.

In September 2017, we entered into the loan agreement with Innovatus, under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the loan agreement. The loan term is for five years with a final maturity date of September 2022. The loan accrues interest at an annual rate of 11.0%, of which 2.5%, during the first 24 months, will be treated as paid in kind interest. Paid in kind interest is added to the principal balance each period. After the initial 24 months of the loan, the entire 11.0% will be paid in cash at the end of each period. We may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium, which expires in October 2020.
Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The loan agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity (in specified instances, is either $2.0 million or the trailing four months of cash used to fund operating activities) and achieve certain minimum amounts of revenue and either gross margins or gross profits, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions.
In connection with the execution of the loan agreement, we issued the lender a seven-year warrant to purchase 15,384,615 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share, and in December 2018, in connection with the additional $5.0 million borrowed under the loan agreement, we issued to the lender a seven-year warrant to purchase 3,846,154 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share. In connection with the completion of our IPO in September 2019, the warrants were automatically converted into warrants exercisable for an aggregate of 104,722 shares of common stock at an exercise price of $14.32.
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of and reimbursement for our AVISE® testing products, promote SIMPONI®, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. Other than the addition of laboratory equipment, we expect that we will not need to make material capital expenditures in the near term related to our laboratory facilities. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed. Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including:
•our ability to maintain and grow sales of our AVISE® testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts;
▪fluctuations in working capital;
▪the costs associated with our promotion of SIMPONI®, including the expansion of our sales capabilities, and the extent and timing of generating revenue from such promotion;
▪the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies;
▪our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for our testing products;

▪the additional costs we may incur as a result of operating as a public company; and
▪the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products.
Until such time, if ever, as we can generate revenue to support our costs structure, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our relationships with parties such as Janssen. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(5,784)	$(7,432)
Investing activities	(77)	(1,128)
Financing activities	70,525	2,699
Increase (decrease) in cash, cash equivalents and restricted cash	$64,664	$(5,861)
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $5.8 million and primarily resulted from our net loss of $8.6 million adjusted for non-cash charges of $1.4 million related to depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities, and changes in our net operating assets of $1.5 million related to net increases in accounts payable and accrued liabilities.
Net cash used in operating activities for the nine months ended September 30, 2018 was $7.4 million and primarily resulted from our net loss of $6.7 million adjusted for non-cash charges of $1.4 million for depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities, and changes in our net operating assets of $2.2 million related to net increases in accounts receivable and prepaid expenses.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $0.1 million and was due to net purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2018 was $1.1 million and was due to net purchases of short-term investments of $1.0 million and purchases of property and equipment of $0.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $70.5 million and primarily resulted from the net proceeds received from our IPO of $52.2 million as well as net proceeds received from the issuance of our redeemable convertible preferred stock of $18.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2.7 million and primarily resulted from $2.7 million of net proceeds received from the issuance of our redeemable convertible preferred stock.
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in the Prospectus. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Prospectus, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in the Prospectus that are of significance or potential significance to us.
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.
JOBS Act Accounting Election
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." The JOBS Act permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2024. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item I. Legal Proceedings
We are currently not a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in the Prospectus dated September 18, 2019 filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 20, 2019, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Related to Our Business and Strategy
We have a history of losses, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2019 and 2018, we have incurred net losses of $8.6 and $6.7 million, respectively, and we expect to incur additional losses this year and in future years. As of September 30, 2019, we had an accumulated deficit of $161.2 million. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products, to promote SIMPONI®, to develop future testing products and to continue to execute our integrated testing and therapeutics strategy. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline.
We only recently began transitioning toward an integrated testing and therapeutics strategy. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer history of utilizing an integrated testing and therapeutics strategy in addition to the sale of our testing products.
In the near-term, we expect that our financial results will depend primarily on sales of our testing products, and we will need to generate sufficient revenue from these testing products to grow our business.
A significant majority of our historical revenue has been derived from the sale of our AVISE® CTD testing product, which we commercially launched in 2012. In the near term, we expect to continue to derive a majority of our revenue from sales of AVISE® CTD. We are in various stages of research and development with respect to other testing products that we may offer, but there can be no assurance that we will be able to commercialize these testing products.
The demand for our testing products may decrease or may not continue to increase at historical rates for a number of reasons. In addition, at any point in time we may decide to no longer commercialize any of our testing products for any number of reasons. While we have experienced revenue growth from the sale of our testing products, we may not be able to sustain this growth or maintain existing revenue levels. Further, we cannot ensure the continued availability of our testing products in commercial quantities at acceptable costs. If we are unable to increase sales of our testing products, expand reimbursement for our testing products, or successfully develop and commercialize additional testing products, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.
Our future growth depends, in part, on our ability to execute on our strategy of integrating the promotion of our existing and future proprietary testing products with the promotion of therapeutics, and we may be unsuccessful in our promotion efforts for SIMPONI®, which could adversely affect our ability to implement this strategy.
We are in the process of integrating our historical testing products business with the promotion of therapeutics in an integrated testing and therapeutics strategy. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. As a result, our future growth is dependent, in part, on our ability to leverage our unique commercial model of offering testing products combined with therapeutics, including with respect to the Janssen agreement, which we entered into in December 2018 to exclusively promote SIMPONI® in the United States. Pursuant to the Janssen Agreement, we are entitled to receive a tiered promotion fee based on the total number of incremental prescriptions written above an established baseline. Our ability to effectively co-promote SIMPONI® will require us to be successful in a range of activities, including hiring, training and deploying additional sales representatives and creating demand for SIMPONI® through our commercial and sales activities as well as those of Janssen Biotech, Inc., or Janssen. If we encounter difficulties promoting SIMPONI®, our ability to generate significant revenue under the Janssen Agreement will be harmed. Janssen also has the right to terminate the Janssen agreement with or without cause after 30-days’ notice. If Janssen were to exercise this right, we may be unable to recoup substantial investments we have made and intend to make in order to support the promotion of SIMPONI®. We have a limited history partnering with pharmaceutical companies for the promotion of therapeutics. Consequently, any predictions made about our future success or viability with respect to our promotion activities may not be as accurate as they could be if we had a history of successfully co-promoting therapeutics.
If we fail to successfully promote SIMPONI®, our ability to implement our integrated testing and therapeutics strategy and generate sufficient revenue to grow and sustain our business, and our business, financial condition and results of operations, will be materially adversely affected.
We may be unable to manage our ongoing and future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, our future growth plans will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to manage additional relationships with various partners, suppliers and other third parties. In particular, we expanded our salesforce from 31 representatives as of December 31, 2018 to 55 representatives as of September 30, 2019 to help increase reach and frequency and support our integrated promotion of testing products and therapeutics. In addition, rapid and significant growth may strain our administrative and operational infrastructure and require us to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Our ability to manage our business and growth, as well as function as a public company, will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our ongoing and future growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
If we lose or are unable to secure partners for our integrated testing and therapeutics strategy, or if our partners do not apply adequate resources to their relationships with us or are unable to provide, on a timely basis, an adequate and reliable supply of the therapeutics that we promote, our potential for profitability may be adversely affected.
In addition to the Janssen agreement, we plan to opportunistically evaluate, and may continue to enter into, additional agreements with pharmaceutical companies to integrate the promotion of our testing products with their therapeutics. We have also entered into, and may continue to enter into, other agreements that leverage our testing products and data generated from such tests. For example, we provide GSK our test result data to provide market insight into and help increase awareness of the benefits of an early and accurate diagnosis of SLE; and our AVISE® MTX test data is used by Horizon Therapeutics to report on levels of MTXPG in patients undergoing methotrexate therapy in combination with its anti-gout product, KRYSTEXXA®, in an ongoing Phase 4 clinical trial.
The amount and timing of resources applied by our current or potential future partners are largely outside of our control. For example, we have limited control over, and rely on Janssen for, numerous activities that are critical to our ability to successfully promote SIMPONI®, such as pricing decisions, manufacture and supply of SIMPONI®, reimbursement support, marketing materials, the prosecution and enforcement of patents and other intellectual property rights related to SIMPONI® and public communications and presentations regarding SIMPONI®. We likewise have limited control of how our other partners use the information provided by our testing products.
If any of our current or future partners breaches or terminates our agreements, or fails to conduct the activities contemplated by our agreements in a timely manner, our success promoting the applicable therapeutics, testing products or information provided thereby could be diminished or blocked completely. It is possible that partners will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others. For example, under the Janssen agreement, Janssen is not prohibited from developing or commercializing products that are competitive with SIMPONI®. If Janssen commercializes any competing products, it may provide lower levels of support to SIMPONI® or may terminate our agreement entirely. The effectiveness of our partners, if any, in marketing the applicable therapeutics will also affect our revenue and earnings. In addition, if our other partners encounter problems with our testing products or information provided by our testing products that they rely on as part of their efforts, our reputation and that of our testing products could be damaged, and it could impair our ability to enter into future agreements to promote therapeutics.
We rely on Janssen to provide, on a timely basis, an adequate and reliable supply of SIMPONI®. Any delay or interruption of supply or Janssen’s failure to comply with regulatory or other requirements could limit its ability to make, or cause it to cease sales, of SIMPONI®. Any manufacturing defect or error discovered after SIMPONI® has been produced and distributed could result in even more significant consequences, including costly recall procedures. In addition, the importation of pharmaceutical products into the United States is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the United States if it appears that the product fails to comply with applicable laws or regulations. Moreover, Janssen and its third-party manufacturers and suppliers may experience difficulties related to their overall business and financial stability. To the extent Janssen faces manufacturing difficulties or is unable to provide an adequate and reliable supply of SIMPONI® on a timely basis, our reputation could be harmed and our business could suffer.
We do not have the capability and do not intend to discover or develop therapeutics on our own. Therefore, the success of our integrated testing and therapeutics strategy depends in part on our ability to acquire additional rights to promote therapeutics from new or existing partners. Other companies, many of which have substantially greater financial, marketing and sales resources than we do, also compete with us for the acquisition of rights to therapeutics. In addition, under the Janssen agreement, we are prohibited from selling or promoting certain types of products that are used to treat the same indications that SIMPONI® is used to treat. We may not be able to successfully negotiate any additional agreements to promote therapeutics and, if established, these relationships may not be successful. For example, potential partners, particularly those that are actively marketing their own therapeutics, may be unwilling to license commercialization rights to us or otherwise enter into terms that allow us to meaningfully participate in sales growth for their products, which could limit the potential availability and value to us of additional agreements to promote therapeutics. The inability to enter into agreements for additional therapeutics could limit the overall growth of our business and adversely affect our business, financial condition and results of operations. Disputes could also arise between us and our existing or future partners, as to a variety of matters, including financial and intellectual property matters or other obligations under our agreements. These disputes would be both expensive and time-consuming and may result in delays in the success of therapeutics or could damage our relationship with a partner.
We may experience limits on our revenue if rheumatologists decide not to order our testing products or our promoted therapeutics or if we are otherwise unable to create or maintain demand for our testing products and promoted therapeutics.
If we are unable to create or maintain demand for either our testing products or promoted therapeutics in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate rheumatologists about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. We will also need to generate demand for both our testing products and promoted therapeutics through one-on-one education by our salesforce. We also plan to focus on educating patients about the benefits of these testing products and therapeutics, which we believe will be necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payers may limit adoption by rheumatologists. With respect to SIMPONI® in particular, if we are unable to generate sales above certain thresholds agreed to with Janssen, we will not receive any payments under the Janssen agreement.
Rheumatologists may rely on guidelines issued by industry groups regarding the diagnosis, prognosis, treatment and monitoring of autoimmune and autoimmune-related diseases, and the monitoring of the effectiveness of therapeutic drugs used to treat such diseases before utilizing any diagnostic test or monitoring solution.
Our commercial success depends upon attaining and maintaining significant market acceptance of our testing products and promoted therapeutics among rheumatologists, patients, third-party payers and others in the medical community.
Our success depends on our ability to continue to develop and market testing products and promote therapeutics that are recognized and accepted as safe, effective, reliable and cost effective, and any testing product or promoted therapeutic that we offer may not gain or maintain market acceptance among rheumatologists, third-party payers, patients and the medical community. Market acceptance of our testing products and promoted therapeutics depends on a number of factors, including:
•the perceived accuracy of our test results by rheumatologists and patients;
•the potential and perceived advantages of our testing products and promoted therapeutics over alternative products and therapeutics;
•the demonstration in clinical studies of the performance and clinical validity of our testing products, the results of which studies may not replicate the positive results from earlier studies;
•the demonstration of clinical efficacy and safety of our promoted therapeutics compared to other more-established products;
•the introduction of new tests or therapeutics products that compete with our testing products or our promoted therapeutics or the introduction of generic versions of our promoted therapeutics;
•the product cost in relation to alternative products;
•the prevalence and severity of any adverse effects from our promoted therapeutics;
•the willingness of the target patient population to try new therapies and of rheumatologists to prescribe these therapies;
•any restrictions on the use of our promoted therapeutics, if approved, together with other medications;
•publicity concerning our testing products and promoted therapeutics or competing products and treatments;

•the availability of coverage and adequate reimbursement by third-party payers, including government authorities;
•relative convenience and ease of administration; and
•the effectiveness of our sales and marketing efforts.
In addition, if we or our partners had to withdraw a product from the market, it could harm our business and could impact market acceptance of our other testing products or promoted therapeutics. If our testing products and promoted therapeutics do not achieve an adequate level of acceptance by rheumatologists, hospitals, third-party payers or patients, we may not generate sufficient revenue from that testing product or therapeutic and may not become or remain profitable. Our efforts to educate the medical community and third-party payers regarding the benefits of our testing products and promoted therapeutics may require significant resources and may never be successful.
The sizes of the markets for our testing products and promoted therapeutics have not been established with precision, and may be smaller than we estimate.
Our estimates of the annual total addressable markets for our current and potential future testing products and promoted therapeutics are based on a number of internal and third-party estimates. These include, without limitation, the number of patients with autoimmune and autoimmune-related diseases and the assumed prices at which we can sell testing products and our partners can sell therapeutics in markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current and potential future testing products and promoted therapeutics may prove to be incorrect. If the actual number of patients who would benefit from our testing products and promoted therapeutics, the price at which we and our partners can sell future testing products, or the annual total addressable market for our testing products and promoted therapeutics is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
We may expend our limited resources to pursue a particular testing product or promoted therapeutic and fail to capitalize on other testing products or promoted therapeutics that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific testing products and promoted therapeutics. As a result, we may forego or delay pursuit of opportunities with others that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs for testing products may not yield any commercially viable testing products. If we do not accurately evaluate the commercial potential or target market for a potential testing product or promoted therapeutic, we may forego other similar arrangements which would have been more advantageous for us to pursue.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•our ability to successfully market and sell our AVISE® testing products and continue to promote SIMPONI®;
•the extent to which our current testing and future testing products, if any, are eligible for coverage and reimbursement from third-party payers;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our testing products, which may change from time to time, and our ability to successfully commercialize new testing products;
•the cost of supplies, equipment and materials used for our testing products and laboratory operations, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers;
•expenditures that we may incur to acquire, develop or commercialize additional testing products and technologies;
•the level of demand for our testing products and promoted therapeutics, which may vary significantly;

•the receipt, timing and mix of revenue for our testing products and promoted therapeutics;
•future accounting pronouncements or changes in our accounting policies;
•the rate and extent to which payers make an overpayment determination and require us to return all or some portion of payments which we received in a prior period; and
•the timing and success or failure of competing products, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it could have a material adverse effect on our business, financial condition and results or operations.
We rely on sole suppliers for some of the reagents, equipment and other materials used in our testing products, and we may not be able to find replacements or transition to alternative suppliers.
We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our testing products. We also purchase components used in our testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for many of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. We are not a major customer of some of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. If our suppliers can no longer provide us with the materials we need to perform the tests that comprise our testing products, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and, in certain circumstances, we may be required to amend or cancel test results we have issued.
In addition, if we should encounter delays or difficulties in securing the quality and quantity of equipment we require for our testing products, we may need to reconfigure our test processes, which could result in an interruption in sales. Any such interruption may significantly affect our future revenue and harm our customer relations and reputation. In addition, in order to mitigate these risks, we may need to maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available.
If we are unable to support demand for our current testing products or any of our future testing products or solutions, our business could suffer.
If demand for our testing products or any of our future testing products or solutions grows, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We may also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our testing products. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our software and computing capacity to meet increased demand. Failure to implement necessary procedures, transition to new processes, hire the necessary personnel, obtain any necessary additional equipment and increase software and computing capacity could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations, expand our personnel, equipment, software and computing capacities, or implement process enhancements will be successfully implemented and will not negatively affect the quality of test results. In addition, there can be no assurance that we will have adequate space in our laboratory facility to accommodate such required expansion. We are also currently collaborating with third parties in an effort to implement multiplex technology in our laboratory. We may experience difficulties securing a partner for this technology and integrating such technology into our existing laboratory operations, which could affect our ability to meet demand for our testing products. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.
If third-party payers do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products or promoted therapeutics, or if we or our partners are unable to successfully negotiate payer contracts, our commercial success could be compromised.
Successful commercialization of our testing products depends, in large part, on the availability of coverage and adequate reimbursement from third-party payers, including government payers, such as Medicare and Medicaid and private insurers. For the testing products that we develop and commercialize as well as the therapeutics we promote, each third-party payer decides whether to cover the product, the amount it will reimburse for a covered product and the specific conditions for reimbursement.
Reimbursement by third-party payers may depend on a number of factors, including the payer’s determination that tests using our technologies are:
•not experimental or investigational;
•medically necessary;
•demonstrated lead to improved patient outcomes;
•appropriate for the specific patient;
•cost-saving or cost-effective;
•supported by peer-reviewed medical journals; and
•included in clinical guidelines.
If we are unable to provide third-party payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenue and our ability to succeed. In addition, clinicians may be less likely to order a test unless third-party payers pay a substantial portion of the test price. Therefore, coverage determinations and reimbursement levels and conditions are critical to commercial success, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected.
Third-party payers and other entities also conduct technology assessments of new medical tests and devices and provide and/or sell the results of their assessments to other parties. These assessments may be used by third-party payers and health care providers as grounds to deny coverage for or refuse to use a test or procedure. In addition, third-party payers, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostics industry.
Effective April 25, 2012, Palmetto GBA, the Medicare molecular diagnostic services program’s, or MolDx Program’s, contractor, assigned the AVISE® MTX assay a unique identifier and determined that the test meets the applicable Medicare coverage criteria to support dose optimization and therapeutic decision making for patients diagnosed with RA on methotrexate. Our current Medicare contractor, Noridian, has adopted this coverage policy. Other third-party payers make their own decisions as to whether to establish a policy to reimburse our testing products, however, and because approvals must be sought on a payer by payer basis, establishing broad coverage is a time-consuming and costly process. There are many third-party payers who have not yet established a coverage policy applicable to our testing products. In addition, several Blue Cross Blue Shield plans and Aetna issued non-coverage policies with respect to AVISE® Lupus, determining that AVISE® Lupus does not meet the medical criteria for coverage and is considered investigational and/or experimental.
While our testing products are reimbursed by a number of third-party payers, we do not currently have contracts with significant private payers. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payers due to changes in their internal processes, documentation requirements and other issues, which could cause our revenue to fluctuate from period to period.
If we are not successful in reversing existing non-coverage policies, or if other third-party payers issue negative coverage policies, these policies could have a material adverse effect on our business and operations. Even if many third-party payers currently reimburse for our testing products, such payers may withdraw coverage at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our testing products altogether, any of which would reduce our revenue.
Billing for our testing products is complex, and we must dedicate substantial time and resources to the billing process to be paid for our testing products.
Billing for our testing products is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various third-party payers, including Medicare and private insurance companies, as well as patients, all of which have different billing requirements. We generally bill third-party payers for our testing products and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. We may also face increased risk in our collection efforts, including long collection cycles and potential delays in claims processing, which could adversely affect our business, results of operations and financial condition.
Several factors contribute to the complexity of the billing process, including:
•differences between the list price for our testing products and the reimbursement rates of third-party payers;
•compliance with complex federal and state regulations related to billing Medicare;
•disputes among third-party payers as to which party is responsible for payment;
•differences in coverage among third-party payers;
•the effect of patient deductibles, co-payments or co-insurance;
•differences in information and billing requirements among third-party payers;
•changes to billing codes used for our testing products;
•risk of government audits related to billing;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.
We use standard industry billing codes, known as CPT codes, to bill for our testing products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received.
As we introduce new testing products, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.
Our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. When payers deny our claims, in order to obtain reimbursement for services that we provide, we may challenge coverage and payment denials. Payers also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return all or some portion of prior payments we have received. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, established a requirement for providers and suppliers to report and return any overpayments received from government payers under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws.
Additionally, from time to time, third-party payers change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, third-party payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. These billing complexities, and the related uncertainty in obtaining payment for our testing products could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
In 2018, Noridian posted the final Medicare Physician Fee Schedule, or MPFS, and Clinical Laboratory Fee Schedule, or CLFS, which establishes the reimbursement rates to be paid by Medicare for our coverage area for tests performed after January 1, 2019. We have estimated that the implementation of these reimbursement rates will result in an approximate 10.1% reduction in anticipated reimbursements from Medicare from our AVISE® CTD testing product from levels experienced in 2018. Revenue from Medicare comprised 26% and 31% of our revenue in the nine months ended September 30, 2019 and 2018, respectively. Revenue from the sale of our AVISE® CTD testing products comprised 83% and 86% of our revenue in the nine months ended September 30, 2019 and 2018, respectively.
We also rely on a third-party provider to provide revenue cycle management software systems for certain processing and collection functions. In the past, we have experienced delays in claims processing as a result of our third-party provider making changes to its invoicing system, as well as not submitting claims to payers within the timeframe required. If claims for our testing products are not submitted to payers on a timely basis, or if we are required to switch to a different systems provider, it could have an adverse effect on our revenue and our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
At times, we share our proprietary technology and confidential information, including trade secrets, with third parties that conduct studies and other services on our behalf. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
Significant safety or efficacy issues could arise for our promoted therapeutics, which could have an adverse effect on our revenue and financial condition.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, our partners may be required to amend the conditions of use for a therapeutic. For example, a partner may voluntarily provide or be required to provide updated information on a therapeutic’s label or narrow its approved indication, either of which could reduce the therapeutic’s market acceptance. If safety or efficacy issues with a partner’s therapeutic arise, sales of the therapeutic could be halted by the partner or by regulatory authorities. Safety or efficacy issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of one of our partner’s therapeutics.
New data about a partner’s therapeutics, or products similar to a partner’s therapeutics, could negatively impact demand for such therapeutics due to real or perceived safety issues or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. Furthermore, new data and information, including information about therapeutic misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of such therapeutics or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of the applicable therapeutics and reduce our revenue or otherwise adversely affect our business, prospects, results of operations or financial condition.
If we are unable to maintain or expand our sales and marketing force to adequately address our customers’ and current or future partners’ needs, our business may be adversely affected.
We sell our testing products through our own specialized salesforce and have recently increased our salesforce in order to achieve the optimal reach and frequency and support our strategy of integrating the promotion of testing products and therapeutics. Our testing products compete in a concentrated specialty market, that of autoimmune and autoimmune-related diseases, and utilizing a specialized salesforce is integral to our integrated testing and therapeutics strategy. As such, we believe it is necessary to maintain a salesforce that includes sales representatives with specific technical backgrounds and industry expertise. For example, to support the co-promotion of SIMPONI®, we expanded our salesforce from 31 representatives as of December 31, 2018 to 55 representatives as of September 30, 2019. Additional agreements for the promotion of therapeutics may require us to further expand our specialized salesforce. Training of additional sales representatives can be costly and time consuming, particularly given the level of experience and sophistication we seek in our salesforce. In addition, until recently, not all of our sales representatives have promoted therapeutics, including SIMPONI®, as part of our organization, and they will need to complete additional training in order to effectively promote SIMPONI® and any other therapeutics that we promote through additional agreements. If we are unable to effectively retain, train and integrate additional sales representatives, it may adversely affect our ability to effectively market and sell our testing products. In addition, competition for highly specialized sales personnel is intense, and we may not be able to attract and retain personnel or be able to maintain an efficient and effective sales and marketing force.
Our future sales will depend in large part on our ability to maintain an effective salesforce. If we are unsuccessful in this regard, it could negatively impact our revenue growth and potential profitability.

If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
Our principal competition for our testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as anti-nuclear antibodies, or ANA, and anti-double-stranded DNA, or anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Myriad Genetics, Inc., Progentec Diagnostics Inc., Kypha, LLC, Genalyte Inc., Protagen AG, DxTerity Diagnostics Inc., HealthTell, Inc. and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
Direct competition for the promotion of SIMPONI® includes all other companies with anti-TNF biologics and the marketing companies supporting their distribution and promotion. These products include HUMIRA® from Abbvie Inc., ENBREL® from Amgen Inc., CIMZIA® from UCB, INFLECTRA® from Pfizer, (biosimilar REMICADE®) and RENFLEXIS® from Merck & Co. (biosimilar REMICADE®). Additional competitors include companies with other biologic drugs indicated for RA that have significant sales or sales potential. Specifically, these include ORENCIA® from Bristol-Myers Squibb Company, ACTEMRA® from Roche, RITUXAN® from Roche, XELJANZ® from Pfizer, KEVZARA® from Sanofi S.A., RINVOQ™ from Abbvie Inc. and OLUMIANT® from Eli Lilly and Company. There are also several late-stage RA drug and biosimilar development programs and several additional RA products that have minimal sales to date or that are indicated for other rheumatic indications competitive to SIMPONI® such as psoriatic arthritis and ankylosing spondylitis.
We believe the principal competitive factors in our target market include: quality and strength of clinical and analytical validation data; confidence in diagnostic results; safety and efficacy with respect to promoted therapeutics; sales and marketing capabilities; the extent of reimbursement; inclusion in clinical guidelines; cost-effectiveness; and ease of use.
Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by rheumatologists and payers as functionally equivalent to our solution or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our products and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline.
To compete successfully we must be able to demonstrate, among other things, that our testing products are accurate and cost effective and that we are effective in promoting therapeutics.
Developing new testing products involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other testing products we are developing.
We will continue to devote considerable resources to the research and development of our planned future testing products and enhancements to our current testing products. We may not be able to develop testing products with the clinical utility necessary to be useful and commercially successful. There are certain products for which a commercial launch would trigger additional payment obligations to licensors of the technology. In these cases, if the economic projections of the product do not outweigh the additional obligations, we may not launch these products. In order to develop and commercialize testing products, we need to:
•expend significant funds to conduct substantial research and development;
•conduct successful validation studies;
•develop and scale our laboratory processes to accommodate different tests;
•achieve and maintain required regulatory certifications;
•develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and
•build the commercial infrastructure to market and sell new testing products.

Our testing product development process involves a high degree of risk and may take several years. Our testing product development efforts may fail for many reasons, including:
•failure to identify additional biomarkers to incorporate into our testing products;
•failure or sub-optimal performance of the testing product at the research or development stage;
•difficulty in accessing archival patient blood specimens, especially specimens with known clinical results; or
•failure of clinical validation studies to support the effectiveness of the test.
Typically, few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a testing product candidate or we may be required to expend considerable resources repeating clinical studies, which would adversely affect the timing for generating potential revenue from a new testing product and our ability to invest in other products in our pipeline. In addition, as we develop testing products, we will have to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the testing product or product feature that was the subject of the clinical study, which could harm our business. Additionally, competitors may develop and commercialize competing products or technologies faster than us or at a lower cost.
Developing new testing products and enhancements to our existing technologies is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable testing products, enhancements to our current technologies, design improvements, cost savings, revenue or other expected benefits. If we spend significant resources on research and development and are unable to generate an adequate return on our investment or divert resources away from other, more attractive growth opportunities, our business and results of operations may be materially and adversely affected.
If we cannot enter into new clinical study collaborations, our product development and subsequent commercialization could be delayed.
In the past, we have entered into clinical study collaborations, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed medical journals is a crucial step in commercializing and obtaining reimbursement for testing products such as our testing products, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from any solution.
We may acquire businesses or assets, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements and other strategic transactions or collaborations with third parties. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, make investments in other companies or acquire ownership rights to therapeutics that are synergistic with our testing products. To date, other than our acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, we have not acquired other companies or therapeutics and, except with respect to certain collaboration agreements executed in connection with our integrated testing and therapeutics strategy, we have limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company, business or assets also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.
To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings or through the issuance of debt. Additional funds may not be available on terms that are favorable to us, or at all, and any debt financing may involve covenants limiting or restricting our ability to take certain actions.
Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize or such strategic alliance, joint venture or acquisition may be prohibited. In addition, our loan agreement restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.
The diagnostics and therapeutics industries are subject to rapidly changing technology, which could make our testing products, promoted therapeutics and other testing products we develop obsolete.
Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards. These advances require us to continuously develop our technology and work to develop new solutions to keep pace with evolving standards of care. Our testing products could become obsolete unless we continually innovate and expand our testing product offerings to include new clinical applications. If we are unable to develop new testing products or to demonstrate the applicability of our testing products for other diseases, our sales could decline and our competitive position could be harmed. In addition, if our promoted therapeutics become obsolete and we are unable to expand such agreements or find new partners, our sales could decline and our competitive position could be harmed. For example, with respect to SIMPONI® and the treatment of RA, active psoriatic arthritis, or active ankylosing spondylitis, there are many novel therapeutic approaches in development and we expect that the competition in this market will increase dramatically. If new therapeutics make SIMPONI® obsolete or diminish the degree to which rheumatologists prescribe it, our ability to generate revenue under the Janssen agreement will be harmed.
Our failure to maintain relationships or build new relationships with key opinion leaders could materially adversely impact our business and prospects.
Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into clinical guidelines. We rely on key opinion leaders early in the development process to help ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our testing products to physicians and payers. Our failure to maintain or build new relationships with such key opinion leaders could affect rheumatologist and patient perception of our testing products and result in a loss of existing and future customers and therefore materially adversely impact our business and prospects.
If we are sued for errors and omissions or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our testing products could lead to liability claims if someone were to allege that any such testing product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to rheumatologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We may also be subject to similar types of claims related to testing products we may develop in the future. An errors and omissions or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any errors or omissions or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our testing products. Similarly, any product liability lawsuit affecting our partners could also cause injury to our reputation or cause the applicable partner to suspend sales of its therapeutics. We may also initiate a correction or removal for one of our testing products, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by potential failure of our products to perform as designed, which could lead increase costs and lead to increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our testing products and to negative publicity, including safety alerts, press releases or administrative or judicial actions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

The loss of members of our senior management team or our inability to attract and retain highly skilled scientists, technicians and salespeople could adversely affect our business.
Our success depends largely on the skills, experience and performance of key members of our executive management team, including Fortunato Ron Rocca, our President and Chief Executive Officer, and others in key management positions. The efforts of each of these persons will be critical to us as we continue to develop our technologies and test processes and focus on our growth. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.
In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in Southern California. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified and highly-specialized salespeople. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our testing products and the sale of promoted therapeutics. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory and sales efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.
If our sole laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed.
We currently derive all of our revenue from tests conducted at a single laboratory facility located in Vista, California. Vista is situated on or near earthquake fault lines. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquake, fire, flood, power loss, communications failure or terrorism. In particular, we store all of our flow cytometers, the instrument we use to detect CB-CAPs on cells, at our Vista facility. If all of our flow cytometers were rendered inoperable simultaneously pursuant to a natural or man-made disaster, we would be unable to perform these key tests as we do in the ordinary course of our business. The inability to perform the tests contained in our testing products or to reduce the backlog of analyses that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Additionally, we store our bio-repository of specimens, which were collected in collaboration with leading academic institutions and help us to further validate our testing products, at our Vista facility. If these specimens were destroyed pursuant to a natural or man-made disaster or otherwise become unavailable, our ability to develop new testing products may be delayed. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or license or transfer our proprietary technology to a third-party, particularly in light of the licensure and accreditation requirements for a commercial laboratory like ours. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct the tests contained in our testing products, we may be unable to negotiate commercially reasonable terms.
In order to rely on a third party to perform the tests contained in our testing products, we would need to engage another facility with established state licensure and Clinical Laboratory Improvement Amendments of 1988, or CLIA, accreditation under the scope of which tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to comply with the required procedures, that any such facility would be willing to perform the tests contained in our testing products for us on commercially reasonable terms, or that it would be able to meet our quality standards.
In order to establish an additional clinical reference laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to begin operations.

We believe we have the capacity to meet our projected needs for at least the next 12 months, although we may grow at a rate that is faster than we expect. Beyond this time frame, we may need to further expand our laboratory space. Any future expansion could disrupt laboratory operations, resulting in an inability to meet customer turnaround time expectations, and could be delayed, resulting in slower realization of laboratory efficiencies anticipated from the use of the expanded facilities. Adverse consequences resulting from a delay in the laboratory expansion could harm our relationships with our customers and our reputation, and could affect our ability to generate revenue.
We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, provide coverage in amounts sufficient to cover our potential losses or continue to be available to us on acceptable terms, if at all.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third- party manufacturers to produce our testing products. Our ability to obtain clinical supplies of our testing products could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Vista, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our testing process involves the use of sophisticated state-of-the-art equipment that requires precise calibration, and issues affecting such equipment may delay delivery or impact the quality of the test results to rheumatologists or otherwise adversely affect our operations.
As part of our process of determining CB-CAPs, which is part of our AVISE® Lupus product, we utilize a number of flow cytometers that require calibration and performance validation according to the requirements of the College of American Pathologists, or CAP, at specified time intervals. While we believe we have implemented appropriate controls and metrics in our laboratory to meet such requirements, we cannot provide any assurance that our instruments will not fall out of specification, in which case we would be required to re-calibrate them. Failure to timely re-calibrate our instruments could negatively impact the test results, which could result in liability and harm our reputation. Patient specimens degrade and become unusable generally within 48 hours of collection. Therefore, if we do not have other sufficient properly functioning flow cytometers due to failure to meet specifications or they otherwise become inoperable, our ability to process patient specimens in the required timeframe would be compromised and our business could be harmed.
If we use hazardous materials in a manner that causes contamination or injury, we could be liable for resulting damages.
We are subject to federal, state and local laws, rules and regulations governing the use, discharge, storage, handling and disposal of biological material, chemicals and waste. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, remediation costs and any related penalties or fines, and any liability could exceed our resources or any applicable insurance coverage we may have. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other consequences, either of which could negatively affect our operating results.
Failure in our information technology, telephone or other systems could significantly disrupt our operations and adversely affect our business and financial condition.
Information technology and telephone systems are used extensively in virtually all aspects of our business, including laboratory testing, sales, billing, customer service, logistics and management of medical data. The success of our business depends on the ability to obtain, process, analyze, maintain and manage this data. Our management relies on our information systems because:
•patient specimens must be received, tracked and processed on a timely basis;
•test results must be reported on a timely basis;

•billings and collections for all customers must be managed efficiently and accurately;
•third party ancillary billing services require proper tracking and reporting;
•pricing and other information related to our services is needed by our salesforce and other personnel in a timely manner to conduct business;
•patient-identifiable health information must be securely held and kept confidential;
•regulatory compliance requires proper tracking and reporting; and
•proper recordkeeping is required for operating our business, managing employee compensation and other personnel matters.
Our business, results of operations and financial condition may be adversely affected if, among other things:
•our information technology, telephone or other systems fail or are interrupted for any extended length of time;
•services relating to our information technology, telephone or other systems are not kept current;
•our information technology, telephone or other systems do not have the capacity to support expanded operations and increased levels of business;
•data is lost or unable to be restored or processed; or
•data is corrupted due to a breach of security.
Despite the precautionary measures we have taken to prevent breakdowns in our information technology, telephone and other systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform testing in a timely manner or that cause us to inadvertently disclose or lose patient information could adversely affect our business, results of operations and financial condition.
Security breaches, loss of data and other disruptions to us, our third-party service providers or our partners could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our partners, and our respective third-party service providers collect and store sensitive data, such as legally protected health information, including de-identified test reports, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site and vendor-owned systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, unauthorized disclosure and unauthorized access, as well as risks associated with our ability to identify and audit such events. In addition, we have limited control over the storage of sensitive data by our third-party therapeutics partners as well as risks related to the transfer and sale of de-identified data files to such partners.
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and rheumatologist education and outreach efforts through our website and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business.
In addition, the interpretation and application of federal and state consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide testing services on a timely basis.
Expedited, reliable shipping is essential to our operations. While we have recently begun working with United Parcel Service, we still rely extensively on a single carrier, Federal Express Corporation for reliable and secure point-to-point transport of patient specimens to our laboratory and enhanced tracking of these patient specimens. Should Federal Express, or any other carrier we may use in the future, encounter delivery performance issues such as loss, damage or destruction of a specimen, it may be difficult to replace our patient specimens in a timely manner and such occurrences may damage our reputation and lead to decreased utilization from rheumatologists for our testing services and increased cost and expense to our business. In addition, any significant increase in shipping time could adversely affect our ability to receive and process patient specimens on a timely basis.
If we or Federal Express were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient specimens. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our testing services. Even if we were to enter into an arrangement with any such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express. If any new provider does not provide, or if Federal Express does not continue to provide, the required quality and reliability of transport services at the same or similar costs, it could adversely affect our business, reputation, results of operations and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point change (by value) in its equity ownership by “5-percent shareholders,” as defined in the Code, over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change federal taxable income and taxes, as applicable, may be limited. Under recently enacted U.S. tax legislation, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our ability to use a portion of our NOL carryforwards is subject to limitation under Section 382 of the Code as a result of a prior ownership change. If we undergo an ownership change as a result of subsequent shifts in our stock ownership, our ability to utilize our NOL carryforwards and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code. Similar provisions of state tax law may also apply. As a result, if we earn net taxable income, our ability to use such pre-change NOL carryforwards and other pre-change tax attributes to offset taxable income and taxes, as applicable, may be limited.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
Recently enacted U.S. tax legislation, known as the Tax Cuts and Jobs Act of 2017, has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate and revising the rules governing NOLs. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Based on our current evaluation of this legislation, the reduction of the U.S. corporate income tax rate required a provisional write-down of our deferred income tax assets (including the value of our NOL carryforwards and our tax credit carryforwards).
There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
Our term loan contains restrictions that limit our flexibility in operating our business, and if we fail to comply with the covenants and other obligations under our loan agreement, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.
In September 2017, we entered into a loan and security agreement, or the loan agreement, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus. The loan agreement is collateralized by substantially all of our personal property, including our intellectual property. The loan agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. On December 7, 2018, we borrowed an additional $5.0 million under the loan agreement, as a result of meeting the requisite trailing twelve-month revenue and gross margin milestones. As of September 30, 2019, there was $25.0 million in principal outstanding under the term loan and an additional $1.2 million outstanding representing interest at 2.5% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the loan agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on October 1, 2020. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes, but is not limited to, our failure to pay any amount due and payable under the loan agreement, the occurrence of a material adverse change in our business as defined in the loan agreement, our breach of any representation or warranty in the loan agreement, our breach of any covenant in the loan agreement (subject to a cure period in some cases), a change in control as defined in the loan agreement, our default on any debt payments to a third party in an amount exceeding $500,000 or any voluntary or involuntary insolvency proceeding. If an event of default occurs and we are unable to repay amounts due under the loan agreement, Innovatus could foreclose on substantially all of our personal property, including our intellectual property. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to Innovatus or any other debt we may incur in the future.
We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe, based on our current plan, that our current cash and cash equivalents and anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. If our available cash balances and anticipated future revenue are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing products or promoted therapeutics or lower-than-expected rates of reimbursement from commercial third-party payers and government payers, or other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. In the case of the incurrence of further indebtedness, the loan agreement, subject to certain customary exceptions, restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus. Under the loan agreement, we are required to make monthly interest payments at a rate equal to 11.0% (provided that 2.5% of the 11.0% is payable in-kind by adding the amount to the outstanding principal balance of the term loans). We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The timing and amounts of our future capital requirements are difficult to forecast and will depend on numerous factors, including: our ability to maintain and grow sales of our testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our testing products and support reimbursement efforts; our ability to successfully promote therapeutics; fluctuations in working capital; the costs to expand our sales and marketing capabilities; the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies; the additional costs we may incur as a result of operating as a public company and the extent to which we in-license, acquire or invest in complementary businesses or products.
Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result, and the market price of our common stock could decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, our current loan agreement restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus, subject to certain exceptions. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our testing products, promoted therapeutics or market development programs, which could lower the economic value of those programs to our company.
The FDA may modify its enforcement discretion policy with respect to LDTs in a risk-based manner, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
If the FDA ends its policy of enforcement discretion with respect to LDTs, and our testing products become subject to the FDA’s requirements for premarket review of medical devices, we may be required to cease commercial sales of our testing products and conduct additional clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any currently-marketed tests that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties would not relieve us of our regulatory responsibilities.
We and our third-party contractors are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA, Competent Authorities of the Member States of the EEA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or clearances or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our testing products. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our testing products, or to achieve sustained profitability.
The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, known as the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device which may present a risk to health.
Even if we were able to obtain FDA clearance or approval for one or more of our testing products, if required, a testing product may be subject to limitations on the indications for which it may be marketed or to other regulatory conditions. In addition, such clearance or approval may contain requirements for costly post-market testing and surveillance to monitor the safety or efficacy of the product.
The FDA has broad post-market enforcement powers, and if unanticipated problems with our testing products arise, or if we or our suppliers fail to comply with regulatory requirements following FDA clearance or approval, we may become subject to enforcement actions such as:
•adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our testing products;
•operating restrictions, partial suspension or total shutdown of production;
•customer notifications or repair, replacement or refunds;
•refusing our requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new testing products, new intended uses or modifications to existing testing products;
•withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our testing products;
•FDA refusal to issue certificates to foreign governments needed to export testing products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.
In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approvals. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Risks Related to Regulatory and Compliance Matters
Healthcare policy and payment changes may have a material adverse effect on our financial condition and results of operations.
Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by third-party payers including governmental payers, such as Medicare and Medicaid, private insurers and other private payers, such as hospitals and private medical groups. Statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes may be implemented with little or no prior notice, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates paid for our testing products.
On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, implemented a new payment system for clinical laboratory tests reimbursed under the CLFS. Under the law, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The reported data must include the payment rate and the volume of each test that was paid by each private third-party payer. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our testing products, and therefore we are subject to reporting requirements under PAMA.
The final PAMA ruling was issued June 17, 2016. Data for reporting for the new PAMA process began in 2017, and in 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, equaled the weighted median of the reported private third-party payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to the Centers for Medicare and Medicaid Services, or CMS, during a specified data reporting period. These revisions to the CLFS have altered payment rates for clinical diagnostic lab tests under the CLFS, with estimated reductions in Medicare reimbursement rates for AVISE® CTD of 10.1% and 3.2% in 2019 and 2018, respectively. We cannot be sure how revisions to the CLFS will affect reimbursement rates in the future.
Other laws make changes impacting clinical laboratories, many of which have already gone into effect. The ACA, enacted in March 2010, requires each medical device manufacturer to pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. This excise tax has been temporarily suspended until December 31, 2019, unless additional congressional action is taken. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and CMS, have stated that this ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current presidential administration to repeal and replace the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation and that, in turn, may potentially impact our business over time.
Additionally, the Budget Control Act of 2011, among other things, resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, and due to additional legislative amendments to the statute, these reductions will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Some of our flow cytometry tests are reimbursed by the Medicare program under the MPFS. On April 16, 2015, President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which, among other actions, repealed the previous statutory formula by which CMS established annual updates to MPFS rates. MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on performance metrics similar to three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our testing products.
Medicare payments are significant to our business, not only because approximately 26% and 29% of the total payments we received from payers in the nine months ended September 30, 2019 and 2018, respectively, were derived from the Medicare program, but also because other payers often use the MPFS and CLFS amounts as a benchmark to develop their payment rates. We cannot predict whether Medicare and other third-party payer reimbursement rates that mirror Medicare’s will be sufficient to make our testing products commercially attractive.
In addition, some third-party payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as ours, of active laboratory benefit management by third parties is unclear, and we expect that it could have a negative impact on our revenue in the short term. It is possible that third-party payers will resist reimbursement for testing products that we offer in favor of less expensive tests, may require pre-approval for our testing products or may impose additional pricing pressure on and substantial administrative burden for reimbursement for our testing products.
Product pricing by companies is currently, and is expected to continue to be, under close scrutiny. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and patient programs, and reform government program reimbursement methodologies for products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.
We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us. Although we cannot predict the full effect of the recent legislative changes discussed above, including taxes imposed by the ACA, cost reduction measures, the expansion in government’s role in the U.S. healthcare industry and PAMA’s changes to the reimbursement methodology under the CLFS, such changes individually or in the aggregate may result in decreased profits to us and/or lower reimbursement by third-party payers for our testing products, which may adversely affect our business, financial condition and results of operations.
Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing through our accreditation by CAP. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.
Although we are required to hold a certificate of accreditation or compliance under CLIA that allows us to perform high complexity testing, we are not required to hold a certificate of accreditation through CAP. We could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If our accreditation under CAP were to terminate, either voluntarily or involuntarily, we would need to convert our certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform clinical testing and to continue commercial operations. Whether we would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding termination of our CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).
The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is licensed on a product-specific basis by New York as an out of state laboratory and our testing products, as LDTs, must be approved by the New York Department of Health, or NYDOH, on a product-by-product basis before they are offered in New York. We are also be subject to periodic inspection by the NYDOH and required to demonstrate ongoing compliance with NYDOH regulations and standards. To the extent NYDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our testing products. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future.
If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our testing products, which would limit our revenue and harm our business. If we were to lose our license or fail to obtain or maintain NYDOH approval for our laboratory developed tests in New York or if we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states which would limit our revenue.
If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
We and our partners, including those with whom we may enter into co-promotion or co-marketing arrangements, are also subject to healthcare fraud and abuse regulation by both the federal government and the states in which we or our partners conduct our business. These laws include, without limitation, state and federal anti-kickback, self-referral, fraud and abuse, false claims, and physician sunshine laws and regulations.
The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service, including laboratory services, reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Federal Anti-Kickback Statute has been violated. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. in order to have committed a violation In addition, the government may assert that a claim including items or services resulting from a violation of the Federal Anti-kickback Statute constitutes a false or fraudulent claim for purposes of the false claims laws.
On June 25, 2014, the Office of Inspector General of the Department of Health and Human Services, or the OIG, released a Special Fraud Alert, expressing concern regarding laboratory payments made to referring physicians and physician group practices for blood specimen collection, processing, and packaging. Specifically, the OIG expressed concern that such arrangements may implicate the Federal Anti-Kickback Statute when laboratories make payments to physicians for services that are already covered and reimbursed by Medicare, or are not commercially reasonable or exceed fair market value, all in order to induce physicians to order tests from such laboratory. Because the choice of laboratory and the decision to order laboratory tests is made or strongly influenced by the physician, with little or no input from patients, such payment may induce physicians to order more laboratory tests than are medically necessary, particularly when the payments are tied to, or take into account, the volume or value of business generated by the physician. We had entered into certain arrangements with physicians for services related to specimen collection, transporting and handling. Effective August 2015, we terminated all such agreements. To date, no regulatory authorities have contacted us regarding these arrangements. To the extent our prior arrangements are found to be inconsistent with applicable laws, we may be subject to significant penalties, including criminal penalties, and exclusion from participation in U.S. federal or state health care programs.

The Federal civil and criminal false claims law, including the False Claims Act, prohibit, among other things, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false or fraudulent claim paid by the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, private individuals have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. In addition, the federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.
We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare patients for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Many states have their own self-referral laws as well, which in some cases apply to all third-party payers, not just Medicare and Medicaid.
In addition, under the federal civil monetary penalties statute, a person is prohibited from offering or transferring to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Federal Anti-Kickback Statute and civil False Claims Act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
The ACA, among other things, also imposed new reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
It is possible that some of our business activities could be subject to challenge under one or more of such laws, including our promotion of SIMPONI®, which is subject to restriction of off-label use discussions Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly. If we or our operations, or any of the rheumatologists or entities with whom we do business are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state health care programs, such as Medicare and Medicaid in the U.S. and similar programs outside the U.S., a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. To the extent that any of our testing products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Failure to comply with HIPAA, the HITECH Act, their implementing regulations, and similar comparable state laws and regulations affecting the transmission, security and privacy of health information could result in significant penalties.
Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of individually identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of individually identifiable health information within our company and with third parties. The Standards for Privacy of Individually Identifiable Health Information, or Privacy Standards, and the Security Standards for the Protection of Electronic Protected Health Information, or Security Standards, under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, made certain of the Security Standards directly applicable to business associates. Further, the HITECH Act and the Final HIPAA Omnibus Rule that was promulgated in 2013, made additional parts of HIPAA directly applicable to business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and/or the Security Standards.
HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Covered entities, such as certain health care providers, are required to conform to such transaction set standards, known as the Standards for Electronic Transactions, pursuant to HIPAA.
HIPAA requires covered entities to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of individually identifiable health information, restricts certain disclosures and sales of individually identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The Final HIPAA Omnibus Rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.
If we do not comply with the requirements of HIPAA, the HITECH Act or applicable state privacy and security laws, we could be subject to criminal or civil sanctions that could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our business. These laws are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our physician clients. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including individually identifiable health information, could also adversely affect our business operations.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our testing products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize our testing products and promote therapeutics in foreign markets. We are not permitted to market or promote any of our testing products or promote therapeutics before we or our partners receive regulatory approval from applicable regulatory authorities in foreign markets, and we or they may never receive such regulatory approvals for any of our testing products or promoted therapeutics. To obtain separate regulatory approval in many other countries, parties must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our testing products. If we or our partners obtain regulatory approval of our testing products and promoted therapeutics, and ultimately commercialize our testing products or promoted therapeutics in foreign markets, we would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is common;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
Risks Related to our Intellectual Property
If we are unable to maintain intellectual property protection our competitive position could be harmed.
Our ability to protect our technologies such as CB-CAPs and methotrexate polyglutamates, or MTXPGs, affects our ability to compete and to achieve sustained profitability. We rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, and contractual restrictions to protect our intellectual property rights. We cannot be certain that the claims in our granted patents and pending patent applications covering our AVISE® testing products will be considered patentable or enforceable by the United States Patent and Trademark Office, or the USPTO, courts in the United States, or by patent offices and courts in foreign countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we have an exclusive license to 13 issued U.S. patents, and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We also own one issued U.S. patent, two pending U.S. patent applications, and certain corresponding foreign counterpart patents and patent applications relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our AVISE® testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our AVISE® testing products or prevent others from designing around our claims.
We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. No assurance can be given that our patent applications will have priority over other patent applications. In addition, recent changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our AVISE® testing products and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. While we use commercially reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors and other advisors may unintentionally or willfully disclose such trade secret information to third parties and competitors. We attempt to protect our proprietary technology in large part by entering into confidentiality and non-disclosure agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that competitors will not know of, or independently discover, our trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our testing products, technologies, services or know-how or require licensing and the payment of significant fees or royalties by us in order to produce our testing products, technologies or services. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. If we are unable to prevent unauthorized material disclosure of our trade secrets and other confidential information to third parties, and in particular in jurisdictions where we have not filed for patent protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
Certain of our testing products utilize unpatented technology that is publicly available and can be used by our competitors.
Certain of our AVISE® testing products, such as AVISE® CTD, utilize both patented technology and publicly available technology that is not protected by patents or other intellectual property rights. We believe that using certain publicly available technology allows us to offer a better and more comprehensive testing product. However, the publicly available technology which we rely upon is also used in, and may continue to be used in, products which compete with our AVISE® testing products. Our competitors may independently develop competing diagnostic products and services that do not infringe our intellectual property.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our AVISE® testing products.
Our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the diagnostics industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. The United States has enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary products, methods and technologies that are patentable.
Some of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work related to our CB-CAPs technology was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our testing products pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our AVISE® testing products in all countries throughout the world would be prohibitively expensive. Moreover, we believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and, accordingly, our patent position may be stronger in the United States than abroad. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical and other related fields. This may limit our ability to obtain or utilize those patents internationally. In order to manage our foreign patent costs and focus on the U.S. market, we made the decision to cease the prosecution and maintenance of certain of our foreign patents and patent applications related to our CB-CAPs technology, which is used in our AVISE® testing products. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our AVISE® testing products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
The patent protection and patent prosecution for some of our testing products may be dependent on third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it may permit other parties to compete with us If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering any of our testing products, our ability to develop and commercialize those testing products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
In addition, even where we have the right to control patent prosecution of patents and patent applications we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.
Our technology acquired or licensed from various third parties may be subject to retained rights. Our predecessors or licensors often retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.
If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our testing products, which could adversely affect our business. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our testing products.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain patent rights related to AVISE® Lupus are licensed from the University of Pittsburgh, certain patent rights related to AVISE® MTX are licensed from Prometheus. Our existing license agreements as related to our AVISE® testing products impose various regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, the license agreement may be terminated, in which event we would not be able to further develop or market certain AVISE® testing products. Additionally, we may not always have the first right to maintain, enforce or defend our licensed intellectual property rights and, although we would likely have the right to assume the maintenance, enforcement and defense of such intellectual property rights if our licensors do not, our ability to do so may be compromised by our licensors’ acts or omissions.
Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including the scope of rights granted under the license agreement and other interpretation-related issues, and whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the licensing agreement. If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, our business, results of operations, financial condition and prospects may be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. Our outside counsel has systems in place to monitor deadlines to pay these fees and to remind us of these fees, and our outside counsel employs an outside firm to pay these fees due to the USPTO and to foreign patent agencies based on our instructions. In the aggregate, these fees can be cost prohibitive for an early-stage company. Accordingly, we made a financially-driven decision to prioritize our payment of these fees and to allow certain of our applications to lapse, particularly with respect to our ex-U.S. rights licensed from the University of Pittsburgh related to our CB-CAPs technology. The permanent lapse of certain of these ex-U.S. rights may result in our patent position being stronger in the United States than abroad, such as in countries that are part of the European Patent Convention, and third parties may be able to compete more effectively against us in countries outside the United States, including in those countries that belong to the European Patent Convention. Additionally, while an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have intellectual property rights, through licenses from third parties and under patents that we own, related to our AVISE® testing products. Because our programs may involve additional products that require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license proprietary rights that we identify as being necessary for our AVISE® testing products, and our partner may be unable to acquire any necessary rights for our promoted therapeutics. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to further develop our AVISE® testing products or our partners consider necessary or attractive in order to promote their therapeutic. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we or our partner are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to further develop our AVISE® testing products and promote therapeutics, and our business, financial condition and prospects for growth could suffer.
Third-party claims alleging intellectual property infringement may prevent or delay our development efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the diagnostics industry, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The Leahy-Smith America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures bring the possibility of third party challenges to our patents and the outcome of such challenges could result in a loss or narrowing of our patent rights. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our AVISE® testing products. As the diagnostics industry expands and more patents are issued, the risk increases that our activities related to our AVISE® testing products may give rise to claims of infringement of the patent rights of others.
We cannot assure you that any of our current or future AVISE® testing products will not infringe existing or future patents. Although we are not aware of any issued patents that will prevent us from marketing our AVISE® testing products, there may be third-party patents of which we are currently unaware with claims to materials or methods of manufacture related to the use or manufacture of our AVISE® testing products. If a third party that owns such a patent asserts it successfully against one of our current or future AVISE® testing products, we may be unable to market our product, which could materially harm our business and because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that our AVISE® testing products or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies.
Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop one or more of our AVISE® testing products. Defense of these claims, regardless of their merit, would involve substantial expenses and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or development of our AVISE® testing products. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop our AVISE® testing products, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.
In addition to infringement claims against us, if third-parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter partes review of our patents in the USPTO. We may also become involved in similar proceedings in the patent offices in other jurisdictions regarding our intellectual property rights with respect to our AVISE® testing products and technology.
We may be involved in proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
Third parties may infringe, misappropriate or otherwise violate our existing patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

In addition, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering one of our AVISE® testing products, the defendant could counterclaim that the patent covering such AVISE® testing product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Such proceedings could result in an invalidation of our patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our AVISE® testing products. Such a loss of patent protection could have a material adverse impact on our business.
Litigation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.
Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. We are not aware of any third party infringement of our intellectual property rights that would have a materially adverse impact on our business. In addition, there can be no assurance that our licensors will be willing to bring and enforce claims to prevent third parties from infringing intellectual property that is licensed to us, particularly if the affected intellectual property is less important to the licensor’s business than to ours. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other companies in our industry. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our AVISE® testing products. We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.
Risks Related to Our Common Stock
Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.
The public trading price for our common stock is affected by a number of factors, including:
•actual or anticipated variations in our and our competitors’ financial condition and results of operations;
•announcements by us or our competitors of new products, strategic partnerships or capital commitments;
•changes in reimbursement by current or potential third-party payers;
•issuance of new securities analysts’ reports or changed recommendations for our stock;
•actual or anticipated changes in regulatory oversight of our testing products;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•announced or completed acquisitions of businesses or technologies by us or our competitors;

•any major change in our management;
•changes in accounting principles;
•announcement or expectation of additional financing efforts;
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets.
In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not realize any return on your investment in us and may lose some or all of your investment.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Our failure to meet the continued listing requirements of the Nasdaq Global Market, or Nasdaq, could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. Currently, we have limited analyst coverage and we do not have any control over such analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company, and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
Future sales of shares by existing stockholders could cause our stock price to decline.
If the stockholders who held shares of our common stock prior to our IPO sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in the prospectus for the IPO lapse, the trading price of our common stock could decline.
In connection with our IPO, each of our directors and officers and substantially all of our other stockholders entered into a lock-up agreement with the underwriters, which restricts their ability to sell or transfer their shares. The lock-up agreements pertaining to our IPO will expire 180 days from the date of the prospectus for the IPO. The underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, these shares of common stock will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

In addition, the holders of 8,407,515 shares of common stock and holders of warrants to purchase 461,273 shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim condensed financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we may not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which will continue to require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the Securities and Exchange Commission, or the SEC, and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our testing products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, the stockholders will not be deemed to have waived our compliance with the Federal Securities laws and rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.
As of September 30, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 61% of our outstanding capital stock. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. In addition, our loan agreement restricts our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
An active, liquid trading market for our common stock may not be maintained
Prior to our IPO, there had been no public market for our common stock. Our common stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In July 2019 we entered into an agreement to issue shares of our Series H redeemable convertible preferred stock, pursuant to which we sold to H.I.G. Bio-Exagen, L.P. in a single closing in July 2019, in a private placement an aggregate of 233,446,519 shares of our Series H redeemable convertible preferred stock at a purchase price of $0.04712 per share, for an aggregate purchase price of approximately $11.0 million.
In conjunction with the issuance of the Series H redeemable convertible preferred stock, each share of issued and outstanding Series G redeemable convertible preferred stock was converted into 1.6553 shares of Series H redeemable convertible preferred stock, for a total of 246,521,076 shares of Series H redeemable convertible preferred stock.
Upon completion of our IPO, an aggregate of 2,613,699 shares of common stock, were issued to the holders of our Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of Series H redeemable convertible preferred stock remained outstanding at September 30, 2019.
Use of Proceeds
On September 18, 2019, the SEC declared effective our registration statement on Form S-1 (File No. 333-233446), as amended, filed in connection with our IPO. The IPO closed on September 23, 2019 and we issued and sold 4,140,00 shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $58.0 million, before deducting underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. The joint book-running managers of the offering were Cowen and Company, LLC, Cantor Fitzgerald & Co and William Blair & Company, LLC. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
As of September 30, 2019, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders’ Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
10.1#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.2#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.3#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.4#	Offer Letter, dated October 12, 2010, by and between Thierry Dervieux, Ph.D. and the Registrant, as amended on September 9, 2011 and September 6, 2019.	S-1/A	333-233446	10.34	9/9/2019
10.5	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.6#	Offer Letter, dated October 7, 2011, by and between Fortunato Ron Rocca and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.36	9/9/2019
10.7#	Offer Letter, dated May 16, 2017, by and between Kamal Adawi and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.37	9/9/2019
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*  This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
# Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: November 12, 2019	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial Officer)