Form 10-K
period 2019-12-31
EXAGEN INC.
filed 2020-03-25
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $104.9 million, based on the closing price of the registrant's common stock on the Nasdaq Global Select Market of $15.49 per share. The registrant has elected to use September 30, 2019 as the calculation date, as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) the registrant was a privately-held concern.
Total shares of common stock outstanding as of the close of business on March 20, 2020 was 12,627,056.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I.

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, our ability to implement an integrated testing with therapeutics strategy, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as "believe," "may," "will," "should," "predict," "goal," "strategy," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," "seek," and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use our trademarks in this Annual Report as well as trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, certain trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Business

Company Overview
Exagen is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which are based on our proprietary Cell-Bound Complement Activation Products, or CB-CAPs, technology. CB-CAPs assess the activation of the complement system, a biological pathway that is widely implicated across many autoimmune and autoimmune-related diseases, including systemic lupus erythematosus, or SLE. Our goal is to enable rheumatologists to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and rheumatoid arthritis, or RA. Our strategy includes leveraging our portfolio of testing products to market therapeutics through our sales channel, targeting the approximately 5,000 rheumatologists across the United States. Our business model of integrating testing products and therapeutics positions us to offer targeted solutions to rheumatologists and, ultimately, better serve patients.
We currently market nine testing products under our AVISE® brand, which we are leveraging to establish partnerships with leading pharmaceutical companies. In December 2018, we entered into a co-promotion agreement with Janssen Biotech, Inc., or the Janssen agreement, to exclusively promote SIMPONI® (golimumab), a subcutaneous, once-per-month, anti-tumor necrosis factor, or anti-TNF, biologic prescribed in combination with methotrexate, in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. Combined U.S. sales of SIMPONI® and SIMPONI ARIA®, an intravenous formulation, were approximately $1.2 billion in 2019, of which we estimate approximately 50% was from sales of SIMPONI®. We began direct promotion of SIMPONI® in January 2019 and expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019 to support these promotion efforts. Unlike many diagnostic salesforces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our salesforce coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. We therefore believe our strategy of integrating the promotion of testing products and therapeutics uniquely positions us to expand SIMPONI®’s U.S. market share. Our SIMPONI® promotion efforts contributed approximately $1.5 million in incremental revenue in 2019 with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter.
We believe our strategy of integrating the promotion of testing products and therapeutics differentiates us from other diagnostic and pharmaceutical companies, and provides our specialized salesforce greater access to rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and who have a history using our portfolio of testing products.
Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases, or CTDs, and other related diseases with overlapping symptoms. The comprehensive nature of AVISE® CTD allows for the testing of a number of relevant biomarkers in one convenient blood draw, as opposed to testing serially for individual biomarkers, which adds time and cost to the diagnostic process. We believe AVISE® CTD may provide clinical utility for over 23 million patients in the United States suffering from these diseases, which include SLE, RA, Sjögren’s syndrome, antiphospholipid syndrome, or APS, other autoimmune-related diseases such as autoimmune thyroid, and other disorders that mimic these diseases, such as fibromyalgia. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We have demonstrated a strong track record of developing innovative testing products that meet the needs of diagnosing, prognosing and monitoring CTDs, as illustrated below:

AVISE® CTD leverages our proprietary CB-CAPs technology to enable the differential diagnosis SLE. AVISE® CTD provides rheumatologists and their patients with sensitive and specific results that allow for potentially faster and more accurate differential diagnosis of SLE as compared to other currently-marketed testing methods. Beyond SLE, AVISE® CTD allows rheumatologists to accurately diagnose other overlapping autoimmune and autoimmune-related diseases, including RA, with the same blood sample.
Our AVISE® SLE Monitor testing product also leverages our proprietary CB-CAPs technology by measuring two CB-CAPs biomarkers that offer insight into a patient’s disease activity. This test is designed to enable rheumatologists to effectively assess and optimize therapeutic intervention in patients diagnosed with SLE. Depending on disease severity, AVISE® SLE Monitor may be utilized by patients multiple times a year throughout their lives.
Our RA-focused testing products include AVISE® MTX and AVISE® Anti-CarP. AVISE® MTX is a drug monitoring test designed to aid in the optimization of methotrexate therapy, the standard of care and first-line therapy for patients with RA. AVISE® MTX is based on our proprietary methotrexate polyglutamate, or MTXPG, technology that measures blood levels of MTXPGs, the active metabolite of methotrexate linked to disease control in RA patients. Measuring MTXPGs allows rheumatologists to identify patients presenting with inadequate exposure to methotrexate enabling them to optimize dosing and achieve therapeutic levels commensurate with adequate disease control. AVISE® MTX is compatible with AVISE® Touch, our low-volume test sample collection method that allows for a micro-volume blood sample to be collected anywhere from a simple fingerstick. AVISE® Anti-CarP, which measures anti-carbamylated protein antibody, or anti-CarP, was developed by the Leiden University Medical Center, and we introduced it as a biomarker-driven RA prognostic test through a distribution agreement with Inova Diagnostics, Inc. with the goal of identifying patients prone to more severe disease.
We market our AVISE® testing products using our specialized salesforce. Since the launch of AVISE® CTD in 2012 through December 31, 2019, we have delivered over 387,000 of these tests, representing a compound annual growth rate of 81%, with limited incremental investment in our commercial infrastructure. Over 105,000 AVISE® CTD tests were delivered in 2019, representing 26% growth over 2018, and the number of ordering healthcare providers in the fourth quarter of 2019 reached 1,707, representing 34% growth over the same period in 2018. In the fourth quarter of 2019, we reached 572 adopting healthcare providers, which we classify as those who had previously prescribed at least 11 diagnostic tests in the corresponding period, compared to 506 in the same period in 2018. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, including a retention rate of approximately 98% among adopting healthcare providers in the fourth quarter of 2019.
In addition, we continue to populate a growing proprietary database of over 384,000 de-identified patient test results. We believe the insight emerging from these results has the potential to unlock value for pharmaceutical and biotechnology companies in the commercialization of therapeutics. We believe we also have the ability to further leverage our database to optimize patient selection in clinical trials for companies developing therapeutics for autoimmune and autoimmune-related diseases. We plan to collaborate with our existing and future pharmaceutical and biotechnology partners to help maximize the full value of our in-house database.
We believe our strategy of integrating the promotion of testing products and therapeutics differentiates us from other diagnostic and pharmaceutical companies, and provides our specialized salesforce greater access to rheumatologists. Unlike many diagnostic salesforces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our salesforce coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified test reports and provide unique insights in a highly tailored discussion with rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and who have a history using our portfolio of testing products.
In December 2018, we entered into the Janssen agreement for the promotion of SIMPONI® in order to advance our integrated testing and therapeutics strategy. To support the co-promotion of SIMPONI® to rheumatologists, we expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019 and expect to continue to expand our salesforce in 2020. We also have agreements with other leading pharmaceutical companies, including GlaxoSmithKline LLC, or GSK, and Horizon Pharma USA, Inc., or Horizon Therapeutics, that leverage our testing products and the data generated from such tests. We provide GSK, a leader in lupus therapeutics, our test result data to provide market insight into and help increase awareness of the benefits of an early and accurate diagnosis of SLE. Our agreement with Horizon Therapeutics entails utilizing our AVISE® MTX test to report on levels of MTXPG in patients undergoing methotrexate therapy in combination with its anti-gout product KRYSTEXXA® in an ongoing Phase 4 clinical trial. We plan to pursue additional partnerships with a focus on integrating therapeutics that are synergistic with our evolving portfolio of testing products.
We are led by an experienced management team with unique capabilities to execute on our strategy of integrating the promotion of testing products and therapeutics. Our senior management has an average of over 20 years of experience in the healthcare industry and a few were previously involved with successfully building Prometheus Laboratories Inc., or Prometheus, which was focused on integrating diagnostics and therapeutics, prior to its acquisition by Nestlé Health Science S.A. in 2011.
Our Strategy
We develop and commercialize next-generation testing products and promote synergistic therapeutics to ultimately improve the continuum of care for patients suffering from debilitating and chronic autoimmune diseases. The key tenets of our business strategy include:
▪Drive additional market penetration for our testing products. Our portfolio of testing products enables the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. We have demonstrated a strong track record of commercial growth from our testing products, leveraging our specialized salesforce and expansive network of relationships with rheumatologists across the United States. We believe we are uniquely positioned to continue expanding our commercial presence within the autoimmune disease market and plan to continue to invest in our salesforce in order to achieve the optimal reach and frequency with rheumatologists. This will support our strategy of integrating the promotion of testing products and therapeutics. In addition, we will continue to expand our efforts in the targeted promotion and education of rheumatologists and payers as to the clinical and cost benefits of our testing products. We believe these efforts will position us to capture additional market share for our portfolio of testing products.
▪Integrate the promotion of testing products and therapeutics for autoimmune and autoimmune-related diseases. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. This establishes a compelling synergy compared to traditional pharmaceutical sales resulting in greater access to rheumatologists and positions us to potentially create value for pharmaceutical partners. In January 2019, we began our exclusive promotion of SIMPONI® in the United States, leveraging our integrated testing and therapeutics strategy, for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases.
▪Continue our track record of developing innovative testing products. Since inception, we have demonstrated a strong track record of developing testing products that address the challenges in the differential diagnosis, prognosis and monitoring of patients with autoimmune and autoimmune-related diseases. We are leveraging our proprietary CB-CAPs and MTXPG technologies to develop additional testing products designed to have superior clinical utility for CTDs. We believe our commitment to innovating our portfolio of testing products will further strengthen our relationships with rheumatologists and our value proposition to our existing and future pharmaceutical and biotechnology partners.
▪Establish additional therapeutic partnerships. We believe our agreements with Janssen, and other leading pharmaceutical companies validate our unique value proposition to pharmaceutical companies seeking a competitive edge for commercializing therapeutics for autoimmune and autoimmune-related diseases. We intend to leverage our integrated testing and therapeutics strategy to establish additional partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
▪Achieve meaningful margin expansion. We believe growth from the promotion of therapeutics will meaningfully improve our margin profile and further support our goal of achieving profitability. We also expect an increase to our gross margins in the first quarter of 2020 following the expiration of a 10% annual royalty on our CB-CAPs technology. In addition, we believe we are well positioned to drive further margin expansion through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payer coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs.
Autoimmune and Connective Tissue Diseases
Autoimmune diseases encompass a broad range of serious, chronic and debilitating conditions in which a person’s immune system creates antibodies that mistakenly react against normal healthy tissues causing inflammation and irreversible tissue damage. These antibodies are called autoantibodies and their detection through blood tests can help diagnose, prognose and monitor the course of autoimmune diseases. However, knowing when and which autoantibody to test for is challenging due to the vagueness of symptoms, the unexplained flaring and remission of symptoms, and the many conditions which can mimic autoimmune disease. Early and accurate diagnosis of the conditions causing these overlapping symptoms is critical as an incorrect diagnosis can lead to toxicity from inappropriate medications, irreversible tissue damage and other comorbidities associated with uncontrolled disease. There is no known cause or cure for these chronic conditions and current treatment interventions are targeted at managing symptoms and limiting disease progression.
CTDs are a sub-category of autoimmune diseases involving inflammation of the joints, tissues and internal organs. Persons with CTDs often present to their rheumatologist with complaints of joint pain, fatigue, unexplained fever, inflammation, rash, stiffness and muscle aches. These symptoms overlap among numerous CTDs, including SLE, one of the most severe CTDs and historically difficult to rule out, as well as other autoimmune-related diseases and other disorders that mimic these diseases, such as fibromyalgia. Based on a study we commissioned in 2014, we estimate that there are approximately 23 million undiagnosed patients in the United States who are symptomatic of these conditions and who may benefit from the differential diagnosis of CTDs. Of these patients, we estimate approximately seven million are potentially referable to rheumatologists and would be candidates for an AVISE® CTD test, representing a total addressable market of approximately $3.7 billion, based on the current Medicare allowable reimbursement rate. We estimate the total addressable market for our AVISE® testing products to be approximately $5 billion, based on estimated patient populations, the current Medicare allowable reimbursement rate and testing frequencies.
Systemic Lupus Erythematosus
SLE, the most common and severe form of lupus, is a chronic, inflammatory disorder that can damage any part of the body, including the skin, joints and internal organs. The blood of a person afflicted with SLE contains autoantibodies, which are the cause of the inflammation and organ damage and are one indicator of immune system abnormalities. SLE is characterized by a rise in symptoms and/or abnormal laboratory test results. SLE varies in severity, from mild cases to those in which significant and potentially fatal damage occurs to vital organs such as the brain, heart, kidneys and lungs. Detection of these autoantibodies can assist rheumatologists in the diagnosis of SLE. Diagnosis of SLE allows rheumatologists to initiate the most appropriate therapy to minimize irreversible organ damage and reduce morbidity and mortality. Current treatment for SLE involves the use of antimalarials, corticosteroids, immunosuppressants and biologic agents to prevent or suppress active disease or flares.
Standard laboratory tests for diagnosing SLE include measuring immunological biomarkers, such as antinuclear antibodies, or ANA, anti-double stranded DNA, or anti-dsDNA, and other autoantibody tests. ANA are a group of autoantibodies produced by a person’s immune system when it fails to adequately distinguish between self and non-self. The ANA test detects these autoantibodies in the blood and is a useful screening tool for SLE and other autoimmune and autoimmune-related diseases. The vast majority of SLE patients test positive for ANA. However, the high sensitivity of ANA for SLE is counterbalanced by somewhat poor specificity. Sensitivity measures the proportion of patients who are correctly identified as having a particular condition, while specificity measures the proportion of patients who are correctly identified as not having a particular condition. Therefore, the majority of individuals who test positive for ANA do not have SLE. Only approximately 11-13% of individuals with a positive ANA test have SLE. This lack of specificity leads to many inappropriate non-autoimmune referrals to the rheumatologist from primary care physicians. For example, it has been reported that 30% of fibromyalgia patients may test positive for ANA, potentially generating as many as four million inappropriate rheumatology referrals. In addition, a study published in 2012 reported the estimated prevalence of a positive ANA test in the normal, healthy, U.S. population to be 13.8%, or 32 million people, indicating a significant need for a highly-specific test for this disease.
Anti-dsDNA are autoantibodies that target a person’s double stranded DNA. The anti-dsDNA antibody test is a very specific test for SLE as anti-dsDNA antibodies are rarely found in autoimmune diseases other than SLE. A strongly positive anti-dsDNA antibody test makes it very likely that a person has SLE, although if the test is negative it does not necessarily rule out SLE. Approximately 30-70% of people with SLE have a negative anti-dsDNA antibody test, reaffirming the need for an effective testing product which adds clarity to the rheumatologist’s clinical assessment.
Activation of the complement system is an integral part of the disease process of SLE. Thus, rheumatologists measure components of the complement system, including serum levels of C3 and C4, to help diagnose SLE and monitor SLE disease activity. In 2012, the Systemic Lupus Collaborating Clinics added low C3 and low C4 as immunologic criteria for classifying SLE. In active SLE, C3 and C4 complement proteins are consumed and broken down to fragments, known as complement activation products. Therefore, low levels of C3 and C4 suggest a diagnosis of SLE and that the disease is active. However, variability in the levels of C3 and C4 can occur due to factors unrelated to SLE disease presence or disease activity, making them less reliable as biomarkers for SLE. For example, C3 and C4 are acute phase reactants and produced during inflammation. As a result, many SLE patients have normal complement levels even when the disease is active. Although relatively specific for SLE, low complement levels can also be seen in certain chronic infections, including non-lupus related kidney inflammation, severe liver disease and other autoimmune diseases. CB-CAPs are formed when the fragments of complement activation products from C4 bind permanently to circulating cells such as red blood cells, b-cells and platelets. This binding lasts for the life of the cell and represents a more stable and reliable indicator of complement activation than measuring C3 and C4 alone.
In March 2011, the first new biologic drug targeting treatment of SLE in over 50 years, GSK’s Benlysta®, was approved by the U.S. Food and Drug Administration, or the FDA. It is the only approved biologic for the treatment of SLE. Since its approval, there have been a number of drug development programs that have failed in SLE, which may suggest that guidelines for classifying SLE patients and the endpoints used to determine clinical effectiveness have not adequately addressed the complexity of the disease process and its heterogeneous population. We believe biopharmaceutical companies would benefit from the differential diagnosis enabled by our AVISE® testing products in order to better identify sub-populations of SLE patients for targeted therapies.
Rheumatoid Arthritis
RA is a chronic, systemic autoimmune disease in which the immune system attacks the joints and can also affect other organ systems. The annual incidence and prevalence of RA in the United States is estimated to be 75,000 and 1.75 million, respectively. Patients suffering from RA develop joint damage that is associated with painful inflammation which often progresses to irreversible damage of cartilage and bone leading to significant disability and a reduction in quality of life and the ability to work. Early diagnosis and effective treatment of RA is critically important to prevent erosive bone or joint damage and disability. Rheumatologists are compelled to reach a definitive diagnosis quickly and administer effective treatment.
Diagnosis of RA involves performing a complete medical history with physical and/or radiographic examination of the number and distribution of swollen, tender and painful joints that have persisted for more than six weeks. Laboratory testing for rheumatoid factor, or RF, anti-cyclic citrullinated peptide, or CCP, antibodies, and testing for general, nonspecific inflammation with erythrocyte sedimentation rate, or the ESR, and C-reactive protein tests are used to assist in the diagnosis.
The standard of care for the treatment for RA involves the use of Disease Modifying Anti-Rheumatic Drugs, or DMARDs, which have shown, in clinical studies, the ability to slow or stop disease progression. Methotrexate remains the most commonly used DMARD, due to its low cost, effectiveness, and the extensive clinical experience with its use. It is estimated that approximately 74% of RA patients in the United States, or 1.3 million patients, are treated with methotrexate, either as a monotherapy or in combination with another DMARD.

Biologics DMARDs are proteins that have been genetically modified to target cellular components of the immune system that attack healthy tissues causing the symptoms of RA. They are a targeted form of therapy, which makes them different from traditional RA treatments, such as methotrexate. The first FDA approved biologics for RA were the anti-TNFs. ENBREL® was approved for RA in 1998 and the latest, SIMPONI®, was approved in 2009. The anti-TNFs dominate the therapy for RA and generally are the first biologics chosen to augment methotrexate when patients are not achieving a satisfactory response.
Our Solution
We currently market nine testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. Our product portfolio integrates our proprietary CB-CAPs technology, which is a stable and reliable method for differentially diagnosing SLE. We focus on leveraging our portfolio of testing products to promote therapeutics through our sales channel targeting the approximately 5,000 rheumatologists across the United States. In December 2018, we entered into the Janssen agreement to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. In January 2019, we began direct promotion of SIMPONI® with our specialized salesforce.
Our Proprietary Technologies
We have two core proprietary technologies, CB-CAPs and MTXPGs, which form the backbone of several of our testing products.
CB-CAPs
Our proprietary CB-CAPs technology determines the blood levels of complement activation proteins permanently deposited on hematopoietic cells. The determination of complement proteins in a patient’s blood is a mainstay in clinical laboratory science, and state-of-the-art methods traditionally rely on measurement of serum or plasma levels of soluble complements. C3 and C4 are the most commonly determined complement proteins in the blood and the precursors to activation of complement proteins into biologically active breakdown products. However, there are limitations with measuring C3 and C4 blood levels as indicators of complement activation. For example, increased synthesis of C3 and C4 by the liver can offset increased C3 and C4 breakdown during activation of the complement cascade, resulting in no change in serum levels. While the limitations and drawbacks of measuring standard components of the complement system, such as C3 and C4, are well recognized by the medical community, these laboratory biomarkers are part of international guidelines for the classification of SLE.
We believe the availability of novel complement biomarkers supporting or replacing standard C3 and C4 measures will be of great value for rheumatologists and ultimately their patients. Our CB-CAPs technology directly measures protein products of complement activation, such as C4d, the product of C4 activation. These complement activation products become stably attached to surfaces of circulating blood cells to become CB-CAPs. As such, the determination of CB-CAPs in the blood provides benefits when compared to the traditional complement measurement. These include the stable, accurate and unequivocal information of complement activation that enable consistent measurement and an improved ability to assess and monitor changes in biological activity related to activation of the complement system. In a head-to-head study published in 2014, CB-CAPs (EC4d or BC4d) showed 22% higher sensitivity (66%) than C3 and C4 (44%) in diagnosing SLE, with specificity fixed at 91%.
MTXPGs
Methotrexate is the standard of care and first-line treatment of many autoimmune diseases including RA and psoriatic arthritis. Our proprietary technology measures blood levels of MTXPGs, which are the active metabolite of methotrexate. The technology uses a dried capillary blood-based collection method coupled with liquid chromatographic tandem mass spectrometry and quantifies nanomolar concentrations of MTXPG using at least two orders of magnitude lower blood volume than venipuncture. MTXPG blood levels are actionable clinical utility checkpoints and can help clinicians identify causes for a lack of response to methotrexate, such as poor activation to active metabolites, underexposure secondary to poor absorption or poor compliance, all of which are limiting factors to the achievement of a robust clinical response with this first-line treatment. We believe we can leverage this technology to optimize anti-TNF treatment by reducing the formation of anti-drug antibodies that are known to impact the clinical efficacy of these drugs.
Testing Products

Since inception, we have been committed to developing and commercializing innovative testing products that address the challenges rheumatologists face in differentially diagnosing, prognosing and monitoring complex autoimmune and autoimmune-related diseases. We estimate the total addressable market for our AVISE® testing products to be approximately $5 billion, based on estimated patient populations, the current Medicare allowable reimbursement rate and testing frequencies.
Diagnosis
AVISE® CTD
Our lead testing product, AVISE® CTD, is a comprehensive test that aids in the differential diagnosis of SLE versus other common CTDs. The SLE portion of the test employs our proprietary CB-CAPs technology and specifically measures activation of the complement system by quantifying the level of two CB-CAPs biomarkers in the patient’s blood, B-cell C4d, or BC4d, and erythrocyte bound C4d, or EC4d, which are higher in patients with SLE compared to patients with other CTDs. In addition, the comprehensive nature of AVISE® CTD enables testing for a series of biomarkers (21 as of December 31, 2019) in one convenient blood draw to further aid in the differential diagnosis of a wide variety of CTDs and other diseases which can be challenging to diagnose as a result of overlapping symptoms. These diseases include SLE, RA, Sjögren’s syndrome, APS, other autoimmune-related diseases such as autoimmune thyroid, and other disorders that mimic these diseases, such as fibromyalgia. Our test’s ability to allow rheumatologists to effectively rule out SLE and differentially diagnose other CTDs such as RA adds clarity to the rheumatologist’s assessment, thereby making the evaluation process more efficient and accurate. The clinical performance of our proprietary biomarkers and the convenience of a single blood draw make AVISE® CTD an attractive choice among rheumatologists.
AVISE® Lupus
The AVISE® Lupus test employs our proprietary CB-CAPs technology and is the cornerstone of the SLE assessment within our more comprehensive AVISE® CTD testing product. AVISE® Lupus measures activation of the complement system by quantifying the level of BC4d and EC4d in the patient’s blood. Rheumatologists choose to order the comprehensive AVISE® CTD test or the more focused AVISE® Lupus test based on medical necessity, which is determined by each patient’s symptoms and medical history.
AVISE® APS
AVISE® APS consists of a specialized panel of eight autoantibody tests. This test aids in both the diagnosis and management of APS, a hyper-coagulation state leading to thrombosis, pregnancy complications, and even death. Rheumatologists would typically request the AVISE® APS test in patients who initially tested positive for one or more APS biomarkers contained in AVISE® CTD, or in the management of patients experiencing a high-risk pregnancy.
Prognosis
AVISE® SLE Prognostic
AVISE® SLE Prognostic is a ten-biomarker panel of autoantibodies that have established predictive value for assessing the potential for complications affecting the kidney, brain and cardiovascular system, including lupus nephritis, lupus psychosis, strokes and heart attacks related to lupus. Rheumatologists rely on insights from the AVISE® SLE Prognostic test to help tailor their treatment approach.
AVISE® Anti-CarP
We were the first commercial laboratory to make testing for anti-CarP available in the United States with the introduction of AVISE® Anti-CarP in 2018. This test uniquely addresses two major challenges facing rheumatologists today – (1) patients presenting with RA symptoms but lacking the common confirmatory blood tests for anti-RF or anti-CCP, known as sero-negative patients, and (2) the lack of a serologic indicator, which indicates a poor prognosis and helps guide treatment decisions. Anti-CarP can be positive in up to 26% of RA patients who are negative for anti-CCP. Furthermore, RA patients positive for Anti-CarP have an increased risk for more severe RA disease, including permanent joint damage.
AVISE® PC4d

AVISE® PC4d is one of our newest offerings, which reflects over 10 years of research efforts and employs our proprietary CB-CAPs technology. This proprietary CB-CAP biomarker measures platelet- bound C4d, or PC4d, and has been shown in clinical studies to have significant association with thrombosis and ischemic stroke in SLE. These thrombotic events can be among the most damaging and deadly forms of lupus flares and often strike without warning. Because of its strong association with thrombosis, we believe AVISE® PC4d promises to be a valuable tool for SLE disease monitoring.
Monitoring
AVISE® SLE Monitor
AVISE® SLE Monitor is a six-biomarker blood test that employs our proprietary CB-CAPs technology and is intended to assess the condition of a patient that has been diagnosed with SLE. It offers a unique combination of biomarkers that measure for EC4d, which has shown greater accuracy in tracking disease activity than C3 and C4, and PC4d, which is associated with thrombosis risk in SLE. AVISE® SLE Monitor offers additional insight into a patient’s disease activity as well as possible adverse events. Rheumatologists have limited methods for evaluating the extent of disease activity taking place inside the body of an SLE patient. They rely on imperfect biomarkers, overt symptoms or flares, and patient reported history, all of which leave the rheumatologists looking for greater insights. In surveys conducted with SLE patients, it has been reported that patients tend to under report their symptoms and over 70% of healthcare providers are unaware of this bias. AVISE® SLE Monitor demonstrates correlation to SLE disease activity and is therefore designed to enable rheumatologists to effectively assess and optimize therapeutic intervention in patients diagnosed with SLE. Depending on disease severity, our AVISE® SLE Monitor testing product may be utilized by patients multiple times a year and throughout their lives. We believe AVISE® SLE Monitor will play an increasingly important role in the management of SLE patients and further solidify the role and relationship of AVISE® testing products for these patients.
AVISE® MTX
AVISE® MTX is a patented and validated blood test that precisely measures levels of MTXPG, the active form of methotrexate, in the patient’s blood. There is large variability in the way patients absorb and metabolize methotrexate, leaving rheumatologists unsure of what steps to take when a patient has an inadequate response. Methotrexate is the most widely prescribed drug by rheumatologists in the treatment of RA. When faced with a patient who is not responding to methotrexate therapy, the options include increasing the dose, switching to a parenteral delivery method and/or advancing to a more costly biologic therapy. AVISE® MTX provides crucial information as to whether a patient has achieved MTXPG blood levels consistent with an appropriate response to methotrexate, also known as the therapeutic level, or if the MTXPG blood levels are too low to produce adequate effects. The rheumatologists can then make informed therapeutic decisions to optimize methotrexate therapy and give patients their best chance at achieving an optimal response.
AVISE® MTX is compatible with AVISE® Touch, our low-volume test sample collection method that allows for a micro-volume blood sample to be collected anywhere from a simple fingerstick. AVISE® Touch has a number of advantages, including empowering rheumatologists to collect and submit samples without full phlebotomy services, convenience for patients who have trouble with venipuncture and potential patient self-collection.
AVISE® HCQ
AVISE® HCQ is a blood test designed to help rheumatologists objectively monitor levels of hydroxychloroquine, or HCQ, in whole blood as they treat patients with SLE and other CTDs, including RA. HCQ is typically prescribed to patients to control SLE disease activity and prevent flares. However, there is large variability in the response to HCQ therapy, the drug can sometimes take weeks or months to have a therapeutic effect and compliance has been documented to be an issue in CTD patients. We believe measuring HCQ makes the patient accountable, and also helps to determine whether HCQ blood levels are adequate and consistent with clinical efficacy. The addition of new and costly biologic therapies approved for the treatment of SLE may drive interest by all healthcare stakeholders, especially payers, to adopt an approach that optimizes a generic drug before advancing to a costlier alternative. AVISE® HCQ is also compatible with AVISE® Touch.
Test Reports

We provide the results of our AVISE® testing products in a comprehensive and easy-to-understand test report typically sent to rheumatologists within five business days following receipt of the blood specimen. As shown below, the result of the AVISE® Lupus portion of the AVISE® CTD report displays a gradient illustrating the likelihood of the presence of lupus, which facilitates interpretation and discussion of the result with the patient versus only reporting a numerical value. In addition, all biomarker results for AVISE® CTD are reported and organized by disease state, providing clarity and convenience for the rheumatologists. A sample of the full AVISE® CTD report is shown below:
AVISE® CTD Report

AVISE CTD

Order ID 200402
Provider Example Provider MD

Specimen
Collected 09/29/2019
Received 09/30/2019

Test Order
Created 09/30/2019
Reported 10/02/2019

Patient **Sample, Susan S**
Gender - DOB Female - 01/24/1974
Identifier Received
Exagen ID 300955

AVISE CTD Test Report

AVISE Lupus Result: **Positive - Index: 1.4**

Negative
Indeterminate
Positive
Tier 1 Positive
-5
-4
-3
-2
-1
0
1
2
3

<table>
<tr><th>Tier 1 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 1 Assessment</th></tr>
<tr><td>Anti-dsDNA IgG
Confirmation by Crithidia luciliae</td><td>20 IU/mL</td><td>Negative</td><td><302 - Negative | ≥302 - Positive</td><td rowspan="4">Negative</td></tr>
<tr><td>Anti-Smith IgG</td><td>1 U/mL</td><td>Negative</td><td><5 - Negative | 5-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>25 Net MFI</td><td>POSITIVE</td><td><15 - Negative | 15-75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>100 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
</table>

Note:

Criteria for Tier 1 Positive not met.

<table>
<tr><th>Tier 2 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 2 Assessment</th></tr>
<tr><td>ANA IgG</td><td>40 Units</td><td>POSITIVE</td><td><20 - Negative | 20-59 - Positive | ≥60 - Strong Positive</td><td rowspan="8">Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>25 Net MFI</td><td>POSITIVE</td><td><15 - Negative | 15-75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>100 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
<tr><td>Anti-SS-B/La IgG</td><td>1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Scl-70 IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-CENP IgG</td><td>1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Jo-1 IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-CCP IgG</td><td>2 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
</table>

Note:

This assessment is associated with an increased likelihood of SLE.

Test Method Description

Results were obtained using flow cytometry for complement C4d fragment bound to erythrocytes (EC4d) and B-lymphocytes (BC4d). Autoantibodies were determined using solid phase immunoassays. ANA was determined by indirect immunofluorescence and solid phase assays. ANA by solid phase assay was used for the index calculation. In a study of 794 subjects comprising 304 SLE patients, 285 patients with other rheumatic diseases and 205 normal healthy controls, positivity for Tier 1 markers (anti-dsDNA, confirmed using Crithidia, anti-Sm or elevated EC4d and BC4d) was associated with a sensitivity of 46% and a specificity of 97%. Among the 440 subjects negative in Tier 1, a positive index score composite of ANA (by ELISA), EC4d/BC4d and positivity for anti-citrullinated peptide antibodies, SS-B/La, CENP, Jo-1 or Scl-70 resulted in sensitivity of 62% for SLE and specificity of 89%. Two tier combination yielded 80% sensitivity for SLE and 86% specificity for other rheumatic diseases (98% specificity vs. healthy).

Page 1 of 2

AVISE CTD

Order ID	200402		
Provider	Example Provider MD		

Specimen

Collected	09/29/2019
Received	09/30/2019

Test Order

Created	09/30/2019
Reported	10/02/2019

Patient Sample, Susan S

Gender - DOB	Female - 01/24/1974
Identifier Received	
Exagen ID	300955

SLE-Associated Analytes	Value	Interpretation	Reference Range
+ ANA IgG	40 Units	POSITIVE	ELISA: <20 - Negative | 20-59 - Positive | ≥60 - Strong Positive
+ HEp-2 cell fluorescence Titer:	1:320	POSITIVE	IFA: <1:80 - Negative | ≥1:80 - Positive
Nuclear Pattern: Speckled			
Cytoplasmic Pattern: Not Observed			
Anti-dsDNA IgG	20 IU/mL	Negative	ELISA: <302 - Negative | ≥302 - Positive
Anti-dsDNA - confirmatory	N/A		IFA - using Crithidia luciliae
Anti-Smith IgG	1 U/mL	Negative	ELISA: <5 - Negative | 5-10 - Equivocal | >10 - Positive
+ CB-CAP: EC4d - Erythrocyte-bound C4d	25 Net MFI	POSITIVE	FACS: <15 - Negative | 15-75 - Positive | >75 - Strong Positive
+ CB-CAP: BC4d - B-lymphocyte-bound C4d	100 Net MFI	POSITIVE	FACS: <61 - Negative | 61-200 - Positive | >200 - Strong Positive

Other Autoimmune Disease Auto-Antibodies	Value	Interpretation	Reference Range
+ Anti-U1RNP IgG	20 U/mL	POSITIVE	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-RNP70 IgG	3 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-SS-A/Ro IgG	2 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-SS-B/La IgG	1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Scl-70 IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-CENP IgG	1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Jo-1 IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Rheumatoid Arthritis Auto-Antibodies	Value	Interpretation	Reference Range
Rheumatoid Factor IgM	2.0 U/mL	Negative	ELISA: <3.5 - Negative | 3.5-5 - Equivocal | >5 - Positive
Rheumatoid Factor IgA	1 U/mL	Negative	ELISA: <14 - Negative | 14-20 - Equivocal | >20 - Positive
Anti-CCP IgG	2 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
+ Anti-Carbamylated Protein (CarP) IgG	22 U/mL	POSITIVE	ELISA: <20 - Negative | ≥20 - Positive

Antiphospholipid Syndrome Auto-Antibodies	Value	Interpretation	Reference Range
Anti-Cardiolipin IgM	2 CU	Negative	ELISA: <20 - Negative | ≥20 - Positive
Anti-Cardiolipin IgG	<6 CU	Negative	ELISA: <20 - Negative | ≥20 - Positive
Anti-β2 Glycoprotein 1 IgM	1 CU	Negative	ELISA: <21 - Negative | ≥21 - Positive
Anti-β2 Glycoprotein 1 IgG	<6 CU	Negative	ELISA: <21 - Negative | ≥21 - Positive

Thyroid Auto-Antibodies	Value	Interpretation	Reference Range
Anti-Thyroglobulin IgG	<12 IU/mL	Negative	ELISA: <40 - Negative | 40-60 - Equivocal | >60 - Positive
Anti-Thyroid Peroxidase IgG	<4 IU/mL	Negative	ELISA: <25 - Negative | 25-35 - Equivocal | >35 - Positive

Notes:

In the context of suspected RA, elevated anti-CarP antibodies are associated with more aggressive disease. The significance of a positive anti-CarP value in the absence of RA has not been established.

References

1. Kalunian K, et al. Measurement of cell-bound complement activation products enhances diagnostic performance in systemic lupus erythematosus. Arthritis Rheum. 2012 Dec;64(12):4040-7.
2. Wallace D, et al. Systemic lupus erythematosus and primary fibromyalgia can be distinguished by testing for cell-bound complement activation products. Lupus Sci Med., 2016 Feb;3(1):e000127
3. Putterman C, et al. Cell-bound complement activation products in systemic lupus erythematosus: comparison with anti-double-stranded DNA and standard complement measurements. Lupus Sci Med. 2014 Oct;1(1):e000056
4. Shi J, et al, Autoantibodies recognizing carbamylated proteins are present in the sera of patients with RA and predict joint damage. Proc Natl Acad Sci USA. 2011 Oct 18;108(42):17372-7

Page 2 of 2

Exagen

1261 Liberty Way, Vista CA
CLIA# 05D1075048
CAP# 7201051 | PFI# 8369

Laboratory Director:
Richard Safrin, MD

Provider Relations: 888.452.1522

Exagen, AVISE and the AVISE and Exagen logos are registered trademarks of Exagen, Inc. ©2019 All Rights Reserved

This test is used for clinical purposes, though results are not intended to be used as the sole means for clinical diagnosis or patient management decisions. It should not be regarded as investigational or for research. It has not been cleared or approved by the FDA. Exagen is regulated under CLIA as qualified to perform high-complexity testing. 5A1049 (2/19)

Therapeutics

In December 2018, we entered into the Janssen agreement to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. Combined U.S. sales of SIMPONI® and SIMPONI ARIA® were approximately $1.2 billion in 2019, of which we estimate approximately 50% was from sales of SIMPONI®.
We began direct promotion of SIMPONI® to rheumatologists with our specialized salesforce in January 2019 and expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019 and expect to continue to expand our salesforce in 2020. We believe our salesforce allows us to reach our target of the top 5,000 rheumatologists in the United States. Additionally, we believe that educating providers regarding SIMPONI® has and will continue to facilitate greater acceptance of SIMPONI®.
Our AVISE® MTX test can identify methotrexate patients with inadequate methotrexate exposure who are potential candidates for SIMPONI® therapy. Our AVISE® Anti-CarP test can identify RA patients with more severe disease requiring more aggressive therapy, such as anti-TNF biologics like SIMPONI®. We believe our strategy of integrating the promotion of testing products and therapeutics, combined with our specialized salesforce, uniquely position us to expand SIMPONI®’s U.S. market share. We will receive a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on incremental total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter for an initial term of 18 months. We estimate the total U.S. addressable market for SIMPONI’s ® approved indications, including RA, psoriatic arthritis and ankylosing spondylitis, to be approximately $28 billion. Based on this estimated market size, each incremental 1% of U.S. market share we are able to capture for SIMPONI® above the predetermined baseline of 29,000 prescribed units per quarter could result in incremental revenue to us of up to $84 million. We recognized co-promotional revenue of approximately $1.5 million during the year ended December 31, 2019 and expect to continue to recognize revenue as we perform co-promotional services based on the number of total prescribed units of SIMPONI® over the predetermined baseline. For more information regarding the Janssen agreement, see “—Agreements with Pharmaceutical Companies.”
In recent years, advancements in the understanding of the autoimmune and autoimmune-related disease process have led to a significant number of novel biologic drugs and drug development initiatives, especially in RA and SLE, and we intend to leverage our integrated testing and therapeutics strategy to establish additional partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
Our Pipeline and Growth Opportunities
In December 2019, we formed a Scientific Advisory Board consisting of national experts in the clinical management of rheumatic autoimmune diseases including RA and lupus to help guide the organization’s leadership team on the design and execution of research projects as well as weigh-in on known and anticipated advances in technologies affecting clinical management of autoimmune diseases. We believe there is significant potential to capitalize on our proprietary CB-CAPs and MTXPG technologies by integrating those technologies with commercially validated biomarkers to develop testing products with superior clinical utility. The complement pathway is widely implicated in the pathogenesis of a variety of conditions, including autoimmune diseases and organ transplant rejection, and emerging data suggests its implication in cancer development. We believe that our proprietary CB-CAPs technology, owing to its stability and reliability, will allow us to produce meaningful and differentiated proprietary solutions for rheumatologists. For example, we are focused on leveraging our proprietary CB-CAPs technology by developing a thrombosis risk score with PC4d in prognosing cardiovascular events in SLE. We plan to initiate proof of concept studies to develop alternatives to biopsy in the monitoring of transplant rejection and the differential diagnosis of fibromyalgia in the primary care physician setting. In addition, we are developing a panel of assays that we believe may have high prognostic value in patients with RA, Sjögren’s, fibromyalgia and autoimmune thyroid, and we continue to evaluate the use of AVISE® Touch and microfluidics for our broader portfolio of testing products to increase convenience and cost-effectiveness.
Sales and Marketing
Our specialized salesforce is focused on targeting the approximately 5,000 rheumatologists across the United States. Our sales representatives generally have extensive experience in healthcare sales with backgrounds in rheumatology, biologics, specialty therapeutics and/or testing. In addition, our sales representatives complete a comprehensive disease-level sales training program and are required to participate in regular, ongoing training activities and certifications.

Our sales model involves integrating the promotion of testing products and therapeutics in a unique approach that will enable our sales representatives to gain greater access and time with rheumatologists. The test information available to our sales representatives creates a different dynamic as compared to a traditional drug sales representative’s product detail. It enables a timely, extended, patient-focused discussion that naturally transitions to a therapeutic discussion during the same sales call. Our goal is for our sales representative to be viewed as a collaborative consultant versus a traditional drug sales representative. We intend to capitalize on our established reputation, market presence and expertise to sell additional products and services into the autoimmune and autoimmune-related disease market. We believe that a collaborative relationship with rheumatologists helps build a lasting sales channel through which additional products and services can be introduced.
As of December 31, 2019, our overall sales team consisted of approximately 60 members, including 50 sales representatives, six regional sales directors, one vice president, one senior vice president and two managed care professionals. In connection with the promotion of SIMPONI®, we expanded the number of sales representatives from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019, who are managed by a team of six regional sales directors. We expect to continue to expand our salesforce by up to approximately 25 additional representatives in 2020. Our increased salesforce allows for expansion into markets not previously covered by us. In addition, this salesforce expansion is expected to significantly increase the number of sales calls made per year, helping us to cultivate a strong collaborative relationship with rheumatologists through increased interactions. To further support our promotional efforts, we have a centralized, dedicated client services department with a high level of technical training that augments our specialized salesforce and marketing activities and enhances sales efficiency and customer satisfaction by providing personalized customer support. We believe our salesforce allows us to reach our target of the top 5,000 rheumatologists in the United States.
Right Doctor, Right Message, Right Frequency
We believe our sales model of integrating the promotion of testing products and therapeutics will be complemented by our focused “high-touch” selling approach that emphasizes execution in three core areas: targeting, messaging and call frequency. We strategically target the highest-potential practices by utilizing various data sources (e.g., market analytics, demographic data, historical biologic and diagnostic product usage trends). Furthermore, we believe the increased access afforded by our testing products will allow for patient-focused messaging, including safety and efficacy data for SIMPONI® and the increased accuracy of our testing products over current standard of care diagnostic methodologies. Finally, we execute a high-frequency promotional strategy for our top targeted rheumatologists and their office personnel to build knowledge, understanding and retention of the benefits of SIMPONI® and our testing products.
We plan to leverage core channels for building awareness and adoption including our participation with multiple patient advocacy organizations, such as the Lupus Foundation of America, or LFA, and medical societies, such as the American College of Rheumatology, or ACR. We have also established strong relationships with multiple rheumatology care management organizations, or super groups, which can be key in influencing favorable reimbursement. Our AVISE® MTX testing product has been included in the clinical guidelines for two of these groups. We believe our experience with advancing a testing product from initial development through clinical adoption differentiates us and uniquely positions us to replicate success with our other testing products. Beyond working with these groups, we intend to continue to augment field selling activity with a balanced marketing mix including print and digital advertising, direct marketing, continuing medical education programs and working with key opinion leaders to support peer-to-peer educational events.
Reimbursement, Clinical Validation and Clinical Utility
Reimbursement
We seek reimbursement for our testing products from several sources, including commercial third-party payers, government payers and patients. Payment from commercial third-party payers differs depending on whether we have entered into a contract with the payer as a participating provider or do not have a contract and are considered to be an out-of-network provider. When we contract to serve as a participating provider, reimbursements are made pursuant to a percentage of our charges or a negotiated fee schedule amount. Currently, we are reimbursed on an out-of-network basis, at various rates that can be higher or lower than participating providers. Where we are not reimbursed in full, we may elect to appeal the insurer’s underpayment or denial of payment or seek payment from the patient. We continue to focus on expanding coverage among existing contracted providers and achieving coverage with commercial payers, laboratory benefit managers and evidence review organizations. We employ a multi-pronged strategy designed to achieve broad coverage and reimbursement for our AVISE® testing products:
▪Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe inclusion in leading clinical guidelines plays a critical role in payers’ coverage decisions. In order to change clinical guidelines, tests must carry a high level of published evidence demonstrating analytical validity, clinical validity, clinical utility and cost effectiveness. When studies with such evidence are published in peer-reviewed journals, the authors of clinical guidelines may assess the level of evidence and determine whether modifying existing guidelines to include new technology is warranted. For example, we previously conducted peer-reviewed, published clinical studies for AVISE® MTX which helped us secure favorable coverage for that testing product from the MolDx Program, Noridian and various commercial Medicare Advantage plans. The two largest rheumatology super groups have included AVISE® MTX in their respective RA patient pathway guidelines for physician adoption of AVISE® MTX. In addition, UpToDate, a leading evidence-based clinical decision support resource for healthcare providers and payers, recommends the measurement of polyglutamate levels as done by AVISE® MTX. We have conducted, and continue to conduct, clinical validation and clinical utility studies for AVISE® Lupus, which we believe will provide a basis for the ACR and/or UpToDate to consider inclusion of AVISE® Lupus in their respective guidelines. In the future, we also intend to conduct similar studies in order to develop similar supporting literature with respect to our other testing products.
▪Execute an internal managed care policy and claims adjudication function as part of our core business operations. We employ a team of in-house claims processing and reimbursement specialists who work with patients and payers to obtain maximum reimbursement. In parallel, a managed care team collaborates with our reimbursement specialists to ensure our payer outreach strategy reacts and anticipates the changing needs of our customer base. Our customer service team is an integral part of our reimbursement strategy, working with patients and rheumatologists to navigate the claims process.
▪Cultivate a network of key opinion leaders. Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into clinical guidelines. We collaborate with key opinion leaders early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our testing products to healthcare providers and payers.
Clinical Validation
We demonstrated the clinical validity of AVISE® Lupus in a study of 794 patients conducted from 2010 to 2014 across multiple leading academic centers. The primary endpoint of the study was the specificity and sensitivity of AVISE® Lupus compared to common autoantibodies used to diagnose SLE and other CTDs, such as ANA and anti-dsDNA. The final results of this study showed that AVISE® Lupus demonstrated 86% specificity and 80% sensitivity in distinguishing SLE from other CTDs and fibromyalgia, was 33% more specific than ANA (53% specificity/89% sensitivity) and was 48% more sensitive than anti-dsDNA (32% sensitivity/97% specificity).
We further demonstrated the clinical validity of AVISE® Lupus for detection of probable SLE, or pSLE, in a 246 subject multi-center, prospective, cross-sectional study, first published in the Arthritis & Rheumatology Journal in September 2019. The objective of this study was to evaluate the frequency of AVISE® Lupus and CB-CAPs as a marker of complement activation in patients with pSLE and the usefulness of the AVISE® Lupus test as a predictor of the evolution of pSLE into classified SLE by the ACR criteria. Of the 92 pSLE patients, more pSLE were positive for CB-CAPs (28%) or AVISE® Lupus (40%) than for low complement (9%) at the enrollment visit (p=0.0001, for each) and an AVISE® Lupus index score >0.08 prospectively associated with the development from pSLE to SLE by ACR classification criteria within 18 months (hazard ratio = 3.11, p<0.01).
Clinical Utility
We have collaborated with both academic and community clinicians to demonstrate the clinical utility of AVISE® Lupus versus standard diagnostic tests in physician diagnosis, impact on patient management decisions, patient reported outcomes and health economics.
We sponsored a longitudinal, case-control, retrospective review of medical charts in 2016 to assess the value and clinical utility of AVISE® Lupus to rheumatologists. The results of this study were published in the Open Rheumatology Journal in 2016 and suggested that a positive AVISE® Lupus test aids in the diagnosis of SLE versus standard diagnostic tests.
In early 2018, we initiated CARE for Lupus, a prospective, randomized, multi-site study to assess the performance of AVISE® Lupus versus standard diagnostic laboratory tests, or SDLT. A total of 145 patients were enrolled across 32 sites between July 2017 and December 2018, with 73 patients enrolled in the SDLT group and 72 patients in the

AVISE® Lupus group. The CARE study was published in September 2019 in Lupus Science & Medicine. Results showed among patients who tested positive for AVISE® Lupus (n=9), 44% in the AVISE® Lupus group had a higher likelihood of SLE, compared with 9% in the SDLT group (p=0.127), whereas among patients who tested negative for AVISE® Lupus (n=63), 60% in the AVISE® Lupus group had a lower likelihood of SLE, compared with 37% in the SDLT group (p=0.012). In the group of patients randomized to the AVISE® Lupus group, positive test results associated significantly with initiation of prednisone (p=0.03) and a similar trend was observed with HCQ therapy (p=0.11). Finally, in the group of patients randomized to the AVISE® Lupus group, a positive test result associated with an increase in patient-reported outcomes measuring health-related quality of life using five-level EQ-5D, or EQ5D-5L index score, from enrollment to visit 2 (p=0.028), and greater improvements were detectable when compared to the group of patients positive for AVISE® Lupus and randomized to the SDLT arm (p=0.049).
In addition, we collaborated with leading health economic experts and clinicians to conduct a health economics study. The results of that health economics study were presented at the ACR conference in 2018, and demonstrated the cost savings to a payer associated with AVISE® Lupus over a one to four year time horizon. The above referenced studies are included in the AVISE® Lupus Dossier. We recently announced in March 2020 coverage and in-network contract with three California Medical Groups and anticipate additional coverage determinations and in-network contracting announcements in the second half of 2020.
We believe our reimbursement strategy, including establishing the clinical validation, clinical utility and health economics of our testing products will continue to allow us to drive an expansion in reimbursement coverage for our testing products.
Laboratory Operations
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for the performance of high-complexity testing by the Centers for Medicare and Medicaid Services, or CMS, in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. We believe that our existing laboratory facilities are adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.
Quality Assurance
Our quality assurance function oversees the quality of our laboratory as well as research and development, client services, billing, sales and marketing operations. We have established oversight for systems implementation and maintenance procedures, document control processes, supplier qualification, preventive or corrective actions, and employee training processes that we believe achieves excellence in operations. We continuously monitor and improve our processes and procedures and believe this high-quality service leads to customer satisfaction and retention.
Competition
Our principal competition for our AVISE® testing products is traditional methods used by healthcare providers to test patients with CTD like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Myriad Genetics, Inc., Progentec Diagnostics Inc., Kypha, LLC, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc., HealthTell, Inc. and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
Direct competition for the promotion of SIMPONI® includes all other companies with anti-TNF biologics and the marketing companies supporting their distribution and promotion. These products include HUMIRA® from Abbvie

Inc., ENBREL® from Amgen Inc., CIMZIA® from UCB, INFLECTRA® from Pfizer Inc., or Pfizer, (biosimilar REMICADE®) and RENFLEXIS® from Merck & Co. (biosimilar REMICADE®). Additional competitors include companies with other biologic drugs indicated for RA that have significant sales or sales potential. Specifically, these include ORENCIA® from Bristol-Myers Squibb Company, ACTEMRA® from Roche Holding AG, or Roche, RITUXAN® from Roche, XELJANZ® from Pfizer, KEVZARA® from Sanofi S.A., RINVOQTM from Abbvie Inc. and OLUMIANT® from Eli Lilly and Company. There are also several late-stage RA drug and biosimilar development programs and several additional RA products that have minimal sales to date or that are indicated for other rheumatic indications competitive to SIMPONI® such as psoriatic arthritis and ankylosing spondylitis.
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
Agreements with Pharmaceutical Companies
Janssen Agreement
In December 2018, we and Janssen entered into the Janssen agreement to co-promote SIMPONI® in the United States. We are responsible for the costs associated with our salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The predetermined average baseline for the initial term of 18 months is approximately 29,000 prescribed units per quarter, subject to adjustment under certain circumstances.
In September 2019 we exercised our option to extend the term of the Janssen agreement to December 31, 2021. Janssen can terminate the agreement at any time for any reason upon 30 days’ notice to us, and we can terminate the agreement for any reason at the end of any calendar quarter upon 30 days’ notice to Janssen. Either party may terminate the agreement in the event of the other party’s default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
Collaboration Agreement with GSK
In January 2018, we entered into a collaboration agreement with GSK, pursuant to which we provide GSK with our test result data to provide market insight into and help increase awareness on the benefits of an early and accurate diagnosis of SLE. The agreement was amended in November 2018 to, among other things, include data from our AVISE® Prognostic and AVISE® HCQ testing products and extend the term of the agreement through December 31, 2019. The agreement was further amended in November 2019 to, among other things, extend the term of the agreement through December 31, 2020.
Under the agreement, we are required to deliver weekly de-identified data files to GSK covering all data obtained from the performance of certain AVISE® testing products, subject to applicable requirements under the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, internal policy requirements and other applicable laws. During the term of the agreement, the data we provide to GSK may not be provided, directly or through a third party, to any other pharmaceutical company that is marketing or developing a product for the treatment of SLE. GSK made a single upfront payment in exchange for the right to receive the applicable data files. In addition, GSK has agreed to create a joint steering committee to cooperate with us in order to raise awareness and physician support for our AVISE® testing products, including through the development and delivery of approved promotional materials and the implementation of a related training plan for each party’s sales personnel.

The joint committee will meet at least 120 days prior to the end of the term of the agreement in order to discuss renewal options. Either party may terminate the agreement for breach and, in certain cases, such breach must remain uncured for a certain period of time following receipt of written notice of such breach. In addition, GSK may terminate the agreement immediately if we become insolvent or for convenience upon 60 days’ prior written notice.
Master Services Agreement with Horizon Therapeutics
In August 2018, we entered into a master services agreement with Horizon Therapeutics, pursuant to which Horizon Therapeutics utilizes our AVISE® MTX test to report on levels of MTXPG in patients undergoing methotrexate therapy in combination with its anti-gout product KRYSTEXXA® in an ongoing Phase 4 clinical trial. Under the agreement, Horizon Therapeutics paid an initial one time set-up cost and now pays an incremental fee for each specimen processed. We provide, among other things, specimen collection kits, customized test requisition, pre-paid shipping, specimen storage and individual reports for each study subject. Either party can terminate the agreement for convenience upon 30 days’ prior written notice to the other party. Absent early termination, the agreement will run through August 2020.
Intellectual Property Overview
We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our testing products and services and any other inventions that are important to the development of our business. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to maintain our licenses to use intellectual property owned by third parties, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields targeted by our testing products and services.
We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. The patent families comprising our patent portfolio are primarily focused on our AVISE® testing products for the diagnosis, prognosis and monitoring of autoimmune and autoimmune-related diseases, and are generally directed to CB-CAPs, red blood cell MTXPG exposure assessments, and anti-MCV antibodies. We intend to leverage the intellectual property surrounding our AVISE® testing products as an important component of our business strategy.
Patent Protection for our AVISE® Testing Products
Our portfolio of patents and patent applications related to our AVISE® testing products generally relates to three aspects: CB-CAPs, red blood cell MTXPG exposure assessments, and anti-MCV antibodies. The patent families which we believe are important for the protection of AVISE® are summarized below in the section entitled “—License Agreements.” As of December 31, 2019, our portfolio primarily consisted of the following:
CB-CAPs
As of December 31, 2019, we are the exclusive licensee of five patent families related to CB-CAPs technology from the University of Pittsburgh, or UPitt. We expect that these patent families (U.S. Patent Nos. 7,361,517; 7,390,631; 7,585,640; 7,588,905; 8,080,382; and 8,126,654) will expire in 2024 or 2025. A foreign patent corresponding to U.S. Patent No. 7,361,517 has issued in Europe (EP 1,756,571). Foreign patents corresponding to U.S. Patent No. 7,390,631 have issued in Japan (JP 4570872 and JP 4906898). Foreign patents corresponding to U.S. Patent No. 7,585,640 have issued in Australia (AU 2005242719) and Canada (CA 2,564,492). A foreign patent corresponding to U.S. Patent Nos. 7,588,905 and 8,126,654 has issued in Japan (JP 4550051). We also own one issued patent (US 10,132,813) and two pending patent application families that relate to our AVISE® Lupus products. Foreign patents corresponding to US 10,132,813 have issued in Europe (EP 2,673,644) and Japan (JP 5,990,542) and Hong Kong (HK112316). In order to manage our foreign filing costs and focus on the U.S. market, we made the decision to cease the prosecution and maintenance of several of our foreign patents and patent applications related to our CB-CAPs technology, including EP 1,432,731; EP 1,618,379; EP 1,635,692; EP 1,745,287; EP 2,214,014; EP 2,216,650, and certain of their corresponding family members.
MTX Exposure Assessment Products and Services

We are the exclusive licensee of four patents that relate to our AVISE® MTX product and methods for monitoring methotrexate therapy using red blood cell MTXPG exposure assessments. These patents and patent applications are owned by Prometheus and are exclusively licensed to us for all uses except for use in gastrointestinal diseases. These patents include U.S. Patent Nos. 6,921,667; 7,563,590; 7,582,282 and 7,695,908, which are expected to expire between 2023 and 2027. We also are the exclusive licensee of two issued US patents (US 9,261,509 and US 9,822,391) that relate to our AVISE® MTX product.
Proprietary Rights and Processes
We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks Related to our Intellectual Property.”
License Agreements
Amended and Restated Exclusive License Agreement with the University of Pittsburgh
In August 2011, we entered into an amended and restated exclusive license agreement with UPitt, to amend and restate the exclusive license agreement we obtained by our purchase of the medical diagnostics division of Cypress Bioscience, Inc., or Cypress, in 2010, or the Cypress Purchase, and to obtain an exclusive license to UPitt’s patent rights in certain inventions, or the UPitt Patent Rights, related to the use of CB-CAPs technology in the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products. The agreement was amended three times, once in May 2012 to, among other things, limit the territory of the license to the United States and exclude certain foreign patents and applications from the agreement, once in September 2013 to add (1) an additional U.S. patent to the UPitt Patent Rights licensed under the agreement and (2) the field of monitoring of organ transplantation and organ rejection to the scope of the license, and once in June 2016 to, among other things, clarify the definition of combination products for determining royalties due under the license.
Under the agreement, we are permitted to make, use and sell products and services utilizing the UPitt Patent Rights in the field of SLE and the field of monitoring of organ transplantation and organ rejection, and to sublicense such rights. UPitt retained the right to practice under the UPitt Patent Rights and to use such rights for non-commercial education and research purposes. In addition, this agreement is subject to the rights of the United States government, if any, as set forth in 35 U.S.C. §200, et seq. Pursuant to this law, the U.S. government may have acquired a nonexclusive, nontransferable, paid up license to practice or have practiced for or on behalf of the U.S. government the inventions described in the UPitt Patent Rights throughout the world.
In consideration for the rights granted to us under the agreement, we made certain upfront payments to UPitt on the first and second anniversaries of the agreement that increased on the third and subsequent anniversaries of the agreement until the first sale of products or services utilizing the UPitt Patent Rights. We are required to pay UPitt a low single-digit royalty on net sales of products or services utilizing the UPitt Patent Rights sold by us or our affiliates, subject to minimum annual royalty payments and other adjustment in certain circumstances. We also made a $0.2 million milestone payment to UPitt with the achievement of certain levels of net sales which we met in 2014. Our royalty obligations continue for each licensed product or service on a country-by-country basis until the expiration of the last licensed patent covering the applicable licensed product or service in such country.
In the event we sublicense any of the UPitt Patent Rights, we are obligated to pay UPitt a low single-digit percentage sublicense royalty on net sales of products or services sold by our sublicensees that utilize the sublicensed UPitt Patent Rights and a low double-digit percentage of all non-royalty sublicensing income received by us.
The agreement requires that we diligently develop and commercialize products that are covered by the UPitt Patent Rights, and we have agreed to meet certain development and commercial milestones. UPitt may terminate the agreement if we fail to meet such milestones. In addition, if we fail to meet a milestone relating to development of the UPitt Patent Rights in the monitoring of organ transplantation and organ rejection field, UPitt may remove that field from our licensed rights. We are currently in compliance with these milestone requirements.
We may terminate the agreement upon six months’ written notice to UPitt. UPitt may terminate the agreement in the event of our nonperformance of any of our obligations under the agreement if such nonperformance remains uncured for a certain period of time following our receipt of written notice of such nonperformance or in the event of our insolvency. Absent early termination, the agreement will continue until the expiration date of the longest-lived patent right included in the UPitt Patent Rights.
Exclusive License Agreement with the University of Pittsburgh
We made an economic decision to cease the maintenance and licensing of UPitt Patent Rights outside the United States, which led to such rights returning to UPitt. We subsequently made the determination to re-license these foreign patent rights from UPitt, but at the time of re-licensing these patent rights, a number of the foreign patent rights had permanently lapsed. Accordingly, in September 2013, we entered into an exclusive license agreement with UPitt to obtain an exclusive license to UPitt’s remaining ex-U.S. patent rights in certain inventions, or the ex-U.S. UPitt Patent Rights, related to the use of CB-CAPs technology in the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products.
Under the agreement, we are permitted to make, use and sell products and services utilizing the ex-U.S. UPitt Patent Rights in the field of SLE and the field of monitoring of organ transplantation and organ rejection outside of the United States, and to sublicense such rights. UPitt retained the right to practice under the ex-U.S. UPitt Patent Rights and to use such rights for non-commercial education and research purposes. In addition, this agreement is subject to the rights of the U.S. government, if any, as set forth in 35 U.S.C. §200, et seq.
In consideration for the rights granted to us under the agreement, we paid an initial license fee to UPitt. We are also required to pay UPitt a low single-digit royalty on net sales of products or services utilizing the ex-U.S. UPitt Patent Rights sold by us or our affiliates, subject to adjustment in certain circumstances. Our royalty obligations continue for each licensed product or service on a country-by-country basis until the expiration of the last licensed patent covering the applicable licensed product or service in such country.
In the event we sublicense any of the ex-U.S. UPitt Patent Rights, we are obligated to pay UPitt a low single-digit percentage sublicense royalty on net sales of products or services sold by our sublicensees that utilize the sublicensed ex-U.S. UPitt Patent Rights and a low double-digit percentage of all non-royalty sublicensing income received by us.
The agreement requires that we diligently develop and commercialize products that are covered by the ex-U.S. UPitt Patent Rights, and we have agreed to meet certain commercial milestones. UPitt may terminate the agreement if we fail to meet such milestones. We are currently in compliance with these milestone requirements.
We may terminate the agreement upon six months’ written notice to UPitt. UPitt may terminate the agreement in the event of our nonperformance of any of our obligations under the agreement if such nonperformance remains uncured for a certain period of time following our receipt of written notice of such nonperformance or in the event of our insolvency. Absent early termination, the agreement will continue until the expiration date of the longest-lived patent right included in the UPitt Patent Rights.
License Agreement with Prometheus Laboratories, Inc.
In connection with the Cypress Purchase, we acquired a license agreement, dated September 2007, between Prometheus Laboratories, Inc., or Prometheus, and Proprius Pharmaceuticals, Inc., or Proprius, a company which had been previously acquired by Cypress. Pursuant to this agreement, we obtained an exclusive, worldwide license to Prometheus’s patent rights in certain inventions, or the Prometheus Patent Rights, related to the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products and services. This agreement was subsequently amended in October 2013.
Under the agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the Prometheus Patent Rights and to sublicense such rights; provided, however, that any such sublicenses may only be granted with Prometheus’s consent. We are not permitted to develop or commercialize products utilizing the Prometheus Patent Rights for use in diagnosing or treating any gastrointestinal diseases or to promote any such products to gastroenterologists. Pursuant to the agreement, we are obligated to use reasonable commercial efforts to undertake certain development activities with respect to products utilizing the Prometheus Patent Rights, including the completion of certain clinical studies. In addition, in the event that we do not timely complete these studies or approved substitute studies, we will become obligated to pay to Prometheus a one-time payment of $50,000.
We are required to make a milestone payment of $2.0 million upon the achievement of certain net sales. In addition, we are required to pay Prometheus tiered royalties in the mid-single-digit range on sales of any products utilizing the Prometheus Patent Rights by us, our affiliates or our sublicensees. Our royalty obligations continue on a licensed-product-by-licensed-product and country-by-country basis until the expiration, lapse or invalidation of the last valid claim in a licensed patent covering the applicable licensed product in such country.
In the event we sublicense any of the Prometheus Patent Rights, we are obligated to pay to Prometheus a fee based on a percentage of sublicense fees received by us, which percentage is in the mid-twenties. In addition, we are also required to pay to Prometheus a percentage of the royalty payments we receive from our sublicensees, which may not be less than a certain low single-digit percentage of net sales of products or services sold by our sublicensees that utilize the sublicensed Prometheus Patent Rights, nor more than a certain mid-single digit percentage of such net sales.
We may unilaterally terminate the agreement for any reason upon 60-days’ written notice to Prometheus. Either party may terminate the agreement in the event of the other party’s material breach of the agreement if such breach remains uncured for a certain period of time following receipt of written notice of such breach or in the event of the other party’s insolvency. Absent early termination, the agreement will continue until the expiration date of the longest-lived patent right included in the Prometheus Patent Rights.
Asset Purchase Agreement with Cypress (Royalty Pharma) and Proprius
In October 2010, we completed the Cypress Purchase pursuant to an asset purchase agreement with Cypress and its wholly-owned subsidiary, Proprius, under which we obtained certain assets related to our AVISE® testing products and services. The agreement was amended six times, once in March 2011 to change certain obligations relating to certain accounts receivable we acquired from Cypress, once in August 2012 to convert a one-time payment obligation to a payment plan over four years with interest, once in February 2013 to convert a one-time contingent milestone payment obligation concerning a CB-CAPs monitoring assay to a payment plan over two years with interest, once in October 2013 to, among other things, provide consent for Exagen to use its IP as collateral on a financing round, once in January 2016 to restate an annual sales milestone, and once in February 2017 to restate specifics of the monitoring assay royalty.
In 2011, Royalty Pharma Collection Trust, or Royalty Pharma, acquired Cypress and became its successor-in-interest under the agreement. In consideration for the acquisition, we made certain initial cash payments to Cypress and we are currently making payments to Royalty Pharma, as a successor-in-interest to Cypress, pursuant to the August 2012 amendment, which payments are subject to acceleration in certain circumstances. Under our agreements with Royalty Pharma, we are required to pay Royalty Pharma a low double-digit royalty on the world wide net sales of CB-CAPs products and a low double-digit royalty on the net sales of certain new products in each case, for a period of eight years, which eight year period expired in January 2020.
In addition, we are required to make certain one-time contingent milestone payments for two third-party commercial programs, for the launch of a CB-CAPs monitoring assay, and for the achievement of an annual, worldwide net sales level for CB-CAPs products. Our agreement with Royalty Pharma requires that we use commercially reasonable efforts to cause each of the milestones to be achieved. In December 2015, we achieved the specified annual world-wide nets sales of CB-CAPs products which required us to make a $2.0 million milestone payment to Royalty Pharma. We paid the applicable $2.0 million milestone payment in 2016. In February 2017, we amended our agreements with Royalty Pharma relating to the launch of a monitoring product using CB-CAPs technology. As a result of this amendment, a prior obligation to make a one-time payment of $1.0 million upon the launch of a monitoring product incorporating CB-CAPs technology was replaced with an agreement to pay Royalty Pharma a one-time payment of $100,000 upon the launch of such a product, plus a 2.5% royalty based on future cash collections from sales of that product which incorporate the licensed technology. Future royalties under this arrangement are limited to the lesser of $1,200,000 (including the upfront payment of $100,000) or the total royalty earned through January 1, 2024.
Asset Purchase Agreement With Cellatope
In connection with the Cypress Purchase, we acquired an asset purchase agreement, dated February 2009 and amended December 2012 and again in January 2017, between Cypress and Cellatope Corporation, or Cellatope. Pursuant to the amended agreement, we obtained assets related to our AVISE® testing products. In connection with one launch of our AVISE® SLE Monitor testing product, we paid an upfront payment of $100,000 and we are required to pay Cellatope a low-single digit royalty on net sales up to a maximum of $3.0 million.
Dr. Thierry Dervieux and De Novo Diagnostics, Inc.
In September 2011, we entered into a license agreement with Dr. Thierry Dervieux, our former Chief Scientific Officer, and his company De Novo Diagnostics, Inc., under which we obtained an exclusive, worldwide (except for Australia and New Zealand) license to Dr. Dervieux’s patent rights and know-how in certain inventions, or the Dervieux Patent Rights, related to the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products and services.
Under the agreement, we are permitted to develop, manufacture and commercialize products utilizing the Dervieux Patent Rights in the human healthcare market, and to sublicense such rights.
In considerations for the rights granted to us under the agreement, we are required to make milestone payments, up to an aggregate of $600,000, upon achievement of certain sales milestones. In addition, we are required to pay Dr. Dervieux a mid-single-digit royalty on net sales by us or our affiliates of any products utilizing the Dervieux Patent Rights, subject to adjustment in certain circumstances. We are also obligated to pay Dr. Dervieux a percentage in the mid-twenties of sublicense fees and royalties received by us.
The agreement requires that we diligently develop and commercialize products that are covered by the Dervieux Patent Rights, and we have agreed to use commercially reasonable efforts to bring technology covered by the Dervieux Patent Rights to market as soon as practicable.
We may unilaterally terminate the agreement upon 12 months’ written notice to Dr. Dervieux. Either party may terminate this agreement in the event of the other party’s nonperformance of any of its obligations under the agreement if such nonperformance remains uncured for a specified period of time following receipt of written notice of such nonperformance or in the event of the other party’s insolvency. Absent early termination, the agreement will continue until the expiration date of the longest-lived patent right included in the Dervieux Patent Rights.
Regulations
Clinical Laboratory Improvement Amendments of 1988
As a clinical reference laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We must maintain CLIA compliance and certification to be eligible to bill for diagnostic services provided to Medicare beneficiaries.
We have current certification under CLIA to perform testing at our Vista facility. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.
Penalties for non-compliance with CLIA requirements include suspension, limitation or revocation of the laboratory’s CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties.
State Laboratory Licensing
In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our Vista clinical reference laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.
Because we receive specimens from New York, our clinical reference laboratory is required to be licensed by New York, under New York laws and regulations, which establish standards for:
▪day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;
▪physical requirements of a facility;

▪equipment; and
▪validation and quality control.
New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York Department of Health, or NYDOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. NYDOH also must approve the LDT before the test is offered in New York. We have received written approval from NYDOH to offer our products in New York.
In addition to New York and California, other states, including Maryland, Pennsylvania and Rhode Island, require licensing of out-of-state laboratories under certain circumstances.
Federal Oversight of Laboratory Developed Tests
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Clinical laboratory tests like AVISE® CTD, AVISE® SLE Prognostic and AVISE® MTX are regulated under CLIA, as administered by CMS, as well as by applicable state laws. In addition, the Federal Food, Drug and Cosmetic Act, or FDCA, defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals. Our in vitro testing products are considered by the FDA to be subject to regulation as medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.
Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured, and used within a single laboratory for use only in that laboratory. These tests are referred to as laboratory developed tests, or LDTs. We believe that the AVISE® CTD and AVISE® MTX are LDTs, as are our near-term pipeline candidate tests. As a result, we believe many of our diagnostic services are currently subject to the FDA’s enforcement discretion and are not subject to the FDA’s oversight. However, reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation.
In recent years, FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. For example, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” or the Reporting Guidance. The Framework Guidance states that FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the classification of medical devices generally in Classes I through III. The FDA further states its intention in the Framework Guidance to publish general LDT classification guidance within 18 months of date on which the Framework Guidance is finalized. The Reporting Guidance would further enable FDA to collect information regarding the LDTs currently being offered for clinical use through a notification process, as well as to enforce its regulations for reporting safety issues and collecting information on any known or suspected adverse events related to the use of an LDT. On November 18, 2016, the FDA announced that it would not finalize either guidance document.
On January 13, 2017, the FDA released a document titled "Discussion Paper on Laboratory Developed Tests," or the Discussion Paper, which stated that the agency had declined to finalize the LDT guidances to allow for additional discussion on appropriate regulatory oversight. The FDA has not issued any proposed rules or guidance documents relating to LDTs since January 2017.
However, the FDA could ultimately modify its current approach to LDTs in a way that would subject our products marketed as LDTs to the enforcement of regulatory requirements. Moreover, legislative measures have recently been proposed in Congress that, if ultimately enacted, could provide the FDA with additional authority to require premarket review of and regulate LDTs.

Medical Device Regulatory Framework
Although we currently market our proprietary testing products as LDTs, which are currently subject to enforcement discretion, we could be subject to more onerous FDA compliance obligations in the future. Specifically, if the FDA begins to actively regulate LDTs, then, unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval, or PMA, application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
Device Classification
Under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the FDA’s quality system regulation, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time-consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.
The Investigational Device Process
In the U.S., absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. Submission of an IDE will note necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:
▪the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
▪patients do not enroll in clinical trials at the rate expected;
▪patients do not comply with trial protocols;
▪patient follow-up is not at the rate expected;
▪patients experience adverse events;
▪patients die during a clinical trial, even though their death may not be related to the products that are evaluated during the trial;
▪device malfunctions occur with unexpected frequency or potential adverse consequences;
▪side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
▪institutional review boards and third-party clinical investigators may delay or reject the trial protocol;
▪third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations or other FDA or IRB requirements;
▪third-party investigators are disqualified by the FDA;
▪we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records and reports of sponsors of clinical investigations;
▪third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;
▪regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
▪changes in government regulations or administrative actions;
▪the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; or
▪the FDA concludes that our trial designs are unreliable or inadequate to demonstrate safety and efficacy.
The 510(k) Clearance Process
Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to a PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.
If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. The de novo classification process is an alternate pathway to classify medical devices that are automatically classified into Class III but which are low to moderate risk. A manufacturer can submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. De novo classification may also be available after receipt of a “not substantially equivalent” letter following submission of a 510(k) to FDA.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.
More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.
The PMA Approval Process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA.
Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
▪the device may not be shown safe or effective to the FDA’s satisfaction;
▪the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
▪the manufacturing process or facilities may not meet applicable requirements; and

▪changes in FDA approval policies or adoption of new regulations may require additional data.
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.
New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. New PMA applications or PMA supplements may also be required for modifications to any approved diagnostic tests, including modifications to our manufacturing processes, device labeling and device design, based on the findings of post-approval studies.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state law restrictions, such as California’s Physician Ownership and Referral Act, or PORA, and other comparable state laws. Together these restrictions generally prohibit us from billing a patient or any governmental or private payer for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.
Sanctions for a Stark Law violation include the following:
▪denial of payment for the services provided in violation of the prohibition;
▪refunds of amounts collected by an entity in violation of the Stark Law;
▪significant civil penalties for each bill or claim for a service arising out of the prohibited referral, and additional penalties for each arrangement or scheme that the parties know (or should know) has the principal purpose of circumventing the Stark Law's prohibition;
▪the imposition of up to three times the amounts for each item or service wrongfully claimed; and
▪possible exclusion from federal healthcare programs, including Medicare and Medicaid.
These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act, which can result in additional civil and criminal penalties.
Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Other states also have self-referral restrictions with which we have to comply, some of which differ from those imposed by the Stark Law or California law.
Federal and State Anti-Kickback Laws

The Federal Anti-kickback Statute makes it a felony for a person or entity, including a clinical laboratory, to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Statute may result in imprisonment for up to ten years and significant fines for each violation and additional administrative civil money penalties, plus up to three times the amount of the remuneration paid. Convictions under the Anti-kickback Statute result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, The U.S. Department of Health and Human Services, or HHS, has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the Federal False Claims Act, which is discussed in greater detail below. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Although the Anti-kickback Statute applies only to items and services reimbursable under any federal health care program, a number of states, including California, have passed statutes substantially similar to the Anti-kickback Statute that apply to all third-party payers, including commercial insurers, and in some states, to patients without insurance. The California Attorney General and courts have interpreted the California anti-kickback and fee-splitting laws in substantially the same way as HHS and the courts have interpreted the Anti-kickback Statute. Penalties of such state laws include imprisonment and significant monetary fines.
Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases.
In addition to statutory exceptions to the Anti-kickback Statute, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Statute. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection.
Failure to meet the requirements of the safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances. There are no regulatory safe harbors under California laws.
Other Federal and State Health Care Laws
In addition to the requirements discussed above, several other health care fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are subject to varying interpretations.
The Federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from, making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs. Several states, including California, have enacted comparable false claims laws which may be broader in scope and may apply regardless of payer.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for significant civil monetary penalties for each wrongful act and up to three times the amount improperly claimed. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and False Claims Act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of HHS, or OIG, emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payers.
HIPAA created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, among other things, also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians (as defined under the statute) and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that the government will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
If our operations are found to be in violation of any of the fraud and abuse laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
International Regulations
Many countries in which we may offer any of our testing products in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and/or other applicable anti-corruption laws.
The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, including its books and records provisions and its anti-bribery provisions.
The standard of intent and knowledge under the FCPA’s anti-bribery provisions is minimal intent and knowledge are usually inferred from the fact that bribery took place. The FCPA’s accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the UK Bribery Act.

When marketing our testing products outside of the U.S., we may be subject to foreign regulatory requirements governing human clinical testing, prohibitions on the import of tissue necessary for us to perform our testing products or restrictions on the export of tissue imposed by countries outside of the U.S. or the import of tissue into the U.S., and marketing approval. These requirements vary by jurisdiction, differ from those in the U.S. and may in some cases require us to perform additional pre-clinical or clinical testing. In many countries outside of the U.S., coverage, pricing and reimbursement approvals are also required.
Privacy and Security Laws
Health Insurance Portability and Accountability Act; California Consumer Privacy Act of 2018, or the CCPA
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by certain entities including health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in certain health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA and HITECH laws and regulations include civil and criminal penalties.
The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. The HIPAA breach notification regulations impose certain reporting requirements on covered entities and their business associates in the event of a breach of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI.
HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, such as us, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, recently adopted the California Consumer Privacy Act of 2018, or the CCPA, which went into effect January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation, or the GDPR, (discussed below). The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

GDPR and Foreign Laws
We are also subject to foreign privacy laws in the foreign jurisdictions in which we sell our testing products. The interpretation, application and interplay of consumer and health-related data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. In Europe, the European Union enacted Regulation (EU) 2016/679 (General Data Protection Regulation, or GDPR), has been enacted in the European Union and went into full effect in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals in regard to their personal data and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that European Union and European Economic Area or EEA Member States may make their own further laws and regulations, which may impose further limitations, including in relation to the processing of biometric or health data, which may result in differences between Member State laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
Billing and Government Reimbursement for Clinical Laboratory Services
Medicare coverage is limited to items and services that are within the scope of a Medicare benefit category that are reasonable and necessary for the diagnosis or treatment of an illness or injury. With respect to Medicare coverage, Palmetto GBA, the Medicare Administrative Contractor, or MAC, responsible for administering Medicare’s molecular diagnostic services program, or MolDX Program, issued a local coverage determination, or LCD, that provides coverage for our AVISE® MTX test. The MAC responsible for administering Medicare claims submitted by our laboratory, Noridian Healthcare Solutions, has adopted Palmetto’s positive coverage policy, along with a related local coverage article that identifies a unique billing identifier for this test.
Under Medicare, payment for our laboratory tests are generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. As required under PAMA, CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payer payment rates for the tests.
On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are based upon these reported private payer rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised CPT code, initial payment rates will be assigned by the gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2021 through 2023. PAMA’s impact on Medicare reimbursement for AVISE® CTD in 2019 was a reduction of 10.1% and is expected to be a 7.3% reduction in 2020.
PAMA also authorizes the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests, as well as advanced diagnostic laboratory tests. The AMA’s CPT Editorial Panel has approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA. These proprietary laboratory analyses codes, or PLA codes, may be requested by a clinical laboratory or manufacturer to specifically identify their test. If approved, the codes are issued by the AMA on a quarterly basis. While our testing products are not presently identified by any PLA codes, we may seek a specific PLA code or codes to describe some of our testing products in the future.
Billing for diagnostic testing can be complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS also establishes new procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs. Missing or incorrect information on test requisitions adds complexity to and slows the billing process, creates backlogs of unbilled tests, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could also lead to various penalties, including:
▪overpayments and recoupments of reimbursement received;
▪exclusion from participation in Medicare/Medicaid programs;
▪asset forfeitures;
▪civil and criminal fines and penalties; and
▪the loss of various licenses, certificates and authorizations necessary to operate our business.
Any of these penalties or sanctions could have a material adverse effect on our results of operations or cash flows.
Healthcare Reform
In March 2010, the ACA was enacted in the U.S. The ACA made a number of substantial changes to the way healthcare is financed by governmental and private insurers. For example, the ACA requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices. The medical device tax has been suspended until December 31, 2019, but is scheduled to return beginning in 2020. It is unclear at this time when, or if, the provision of our LDTs will trigger the medical device tax if the FDA ends its policy of general enforcement discretion and regulates certain LDTs as medical devices, and it is possible that this tax will apply to some or all of our existing testing products or testing products we may develop in the future. The ACA also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict. Additionally, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, or other efforts to challenge, repeal or replace the ACA will impact the ACA.
Additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on the clinical laboratory industry.
Employees
As of December 31, 2019, we had 153 full-time employees, and 3 temporary employees. These included 31 in laboratory operations, seven in research and development, 63 in sales and marketing and 52 in general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Suppliers
We rely on sole suppliers for the critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our AVISE® testing products. We also purchase components used in our AVISE® testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2019 and 2018 and our total assets as of December 31, 2019 and 2018, is included in our Financial Statements in Item 8 of this Annual Report.
Corporate Information
We were incorporated under the laws of the state of New Mexico in 2002, under the name Exagen Corporation. In 2003, we changed our state of incorporation from New Mexico to Delaware by merging with and into Exagen Diagnostics, Inc., pursuant to which we change our name to Exagen Diagnostics, Inc. In January 2019, we changed our name to Exagen Inc. Our principal executive offices are located at 1261 Liberty Way, Suite C, Vista, California 92081. Our telephone number is (760) 560-1501. Our website address is www.exagen.com. The information contained in, or accessible through, our website is not part of, and is not incorporated by reference into, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission, or SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Related to Our Business and Strategy
We have a history of losses, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred net losses since our inception. For the years ended December 31, 2019 and 2018, we incurred net losses of $12.0 and $8.0 million, respectively, and we expect to incur additional losses this year and in future years. As of December 31, 2019, we had an accumulated deficit of $164.6 million. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products, to promote SIMPONI®, to develop future testing products and to continue to execute our integrated testing and therapeutics strategy. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline.
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
We are in the process of integrating our historical testing products business with the promotion of therapeutics in an integrated testing and therapeutics strategy. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. As a result, our future growth is dependent, in part, on our ability to leverage our unique commercial model of offering testing products combined with therapeutics, including with respect to the Janssen agreement, which we entered into in December 2018 to exclusively promote SIMPONI® in the United States. Pursuant to the Janssen Agreement, we are entitled to receive a tiered promotion fee based on the total number of incremental prescriptions written above an established baseline. Our ability to effectively co-promote SIMPONI® will require us to be successful in a range of activities, including hiring, training and deploying additional sales representatives and creating demand for SIMPONI® through our commercial and sales activities as well as those of Janssen Biotech, Inc., or Janssen. Moreover, we may encounter difficulties in hiring effective sales representatives in furtherance of our promotion efforts for SIMPONI®, which could have a material impact on our ability to successfully generate co-promotion revenue. If we encounter difficulties promoting SIMPONI®, our ability to generate significant revenue under the Janssen Agreement will be harmed. Janssen also has the right to terminate the Janssen agreement with or without cause after 30-days’ notice. If Janssen were to exercise this right, we may be unable to recoup substantial investments we have made and intend to make in order to support the promotion of SIMPONI®. We have a limited history partnering with pharmaceutical companies for the promotion of therapeutics. Consequently, any predictions made about our future success or viability with respect to our promotion activities may not be as accurate as they could be if we had a history of successfully co-promoting therapeutics.
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
In addition to the need to scale our testing capacity, our future growth plans will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to manage additional relationships with various partners, suppliers and other third parties. In particular, we expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019, and expect to continue to expand our salesforce in 2020, which we believe will help increase reach and frequency and support our integrated promotion of testing products and therapeutics. In addition, rapid and significant growth may strain our administrative and operational infrastructure and require us to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Our ability to manage our business and growth, as well as function as a public company, will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our ongoing and future growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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
We rely on Janssen to provide, on a timely basis, an adequate and reliable supply of SIMPONI®. Any delay or interruption of supply or Janssen’s failure to comply with regulatory or other requirements could limit its ability to make, or cause it to cease sales, of SIMPONI®. Any manufacturing defect or error discovered after SIMPONI® has been produced and distributed could result in even more significant consequences, including costly recall procedures. In addition, the importation of pharmaceutical products into the United States is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the United States if it appears that the product fails to comply with applicable laws or regulations. Moreover, Janssen and its third-party manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, in December 2019, a novel strain of coronavirus, COVID-19, has resulted in business closures and a limit on travel, as well as creating uncertainty in the broader economy and financial markets. Any disruption, including the extent to which COVID-19 has an effect on Janssen, may impact our ability to readily obtain supply and other requirements under our agreement with Janssen. To the extent Janssen faces manufacturing difficulties or is unable to provide an adequate and reliable supply of SIMPONI® on a timely basis, our reputation could be harmed and our business could suffer.
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
Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.
The recent outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third party shipping carries, government and third party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of testing products, our ability to process tests and deliver results, delay coverage decisions from Medicare and third party payors, and delay ongoing and planned clinical trials involving our tests. Additionally, we may experience a decrease or potential halt in shipments of our testing products as our suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 outbreak, which could in turn result in decreased gross margins. Our laboratory operations, including laboratory employees and medical directors, may be subject to closure or shut down, either due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Any disruption in our laboratory operations would have a material adverse effect on our business and would impede our ability to process tests in a timely manner, or at all. Additionally, the demand for our testing products, and the demand for therapeutics, may significantly decline or cease as COVID-19 continues to spread, including as a result of prioritization of hospital or clinical resources toward the outbreak or government imposed quarantines that impede patient movement or interrupt healthcare services or patients otherwise delaying or declining to seek treatment. As it relates to our promotion efforts of SIMPONI, we may experience decreased demand for or discontinued treatment with SIMPONI from patients who are infected by COVID-19 or who may be at higher risk of infection if it is determined that such patients should minimize exposure to immunosuppressant therapies. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
We may experience limits on our revenue if rheumatologists decide not to order our testing products or our promoted therapeutics or if we are otherwise unable to create or maintain demand for our testing products and promoted therapeutics.
If we are unable to create or maintain demand for either our testing products or promoted therapeutics in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate rheumatologists about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. For example, in the fourth quarter of 2019, we were featured in nine scientific presentations at the 2019 American College of Rheumatology's (ACR/ARHP) Annual Conference. We will also need to generate demand for both our testing products and promoted therapeutics through one-on-one education by our salesforce. We also plan to focus on educating patients about the benefits of these testing products and therapeutics, which we believe will be necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payers may limit adoption by rheumatologists. With respect to SIMPONI® in particular, if we are unable to generate sales above certain thresholds agreed to with Janssen, we will not receive any payments under the Janssen agreement.
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
In addition, if we or our partners had to withdraw a product from the market, it could harm our business and could impact market acceptance of our other testing products or promoted therapeutics. Further, our AVISE® CTD consists of various biomarkers, any of which could independently encounter issues with manufacturing, supply or overall quality. If any of the biomarkers in our AVISE® CTD test were to encounter any issues, we may experience an impact in the overall success of AVISE® CTD as a whole, including a reduction in average selling price or overall revenue, until such time as it can be remedied. Moreover, if our testing products and promoted therapeutics do not achieve an adequate level of acceptance by rheumatologists, hospitals, third-party payers or patients, we may not generate sufficient revenue from that testing product or therapeutic and may not become or remain profitable. Our efforts to educate the medical community and third-party payers regarding the benefits of our testing products and promoted therapeutics may require significant resources and may never be successful.
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
•public health crises such as the recent COVID-19 outbreak;
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
We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our testing products. We also purchase components used in our testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for many of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. We are not a major customer of some of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. If our suppliers can no longer provide us with the materials we need to perform the tests that comprise our testing products, including as a result of the COVID-19 outbreak, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and, in certain circumstances, we may be required to amend or cancel test results we have issued. For example, in November 2019 we identified a potential quality issue with reagents for Anti-CarP, a biomarker in our AVISE® CTD test. As a result, if we are unable to remedy the quality issue discovered, or otherwise find a supplier for this biomarker, we may experience difficulties obtaining market acceptance for our products. Moreover, any issues with quality may result in a change from time to time of the composition of our tests, including our AVISE® CTD test, which could impact the average selling price and revenues received from sales of such test.
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
If we are unable to provide third-party payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenue and our ability to succeed. In addition, clinicians may be less likely to order a test unless third-party payers pay a substantial portion of the test price. Therefore, coverage determinations and reimbursement levels and conditions are critical to commercial success, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected. Moreover, the recent outbreak of COVID-19 may cause a delay in coverage decisions from Medicare and third party payors, and delay ongoing and planned clinical trials involving our testing products, the occurrence of which may have a material adverse effect on our business.
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
Effective April 25, 2012, Palmetto GBA, the Medicare molecular diagnostic services program’s, or MolDx Program’s, contractor, assigned the AVISE® MTX assay a unique identifier and determined that the test meets the applicable Medicare coverage criteria to support dose optimization and therapeutic decision making for patients diagnosed with RA on methotrexate. Our current Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has adopted this coverage policy. Other third-party payers make their own decisions as to whether to establish a policy to reimburse our testing products, however, and because approvals must be sought on a payer by payer basis, establishing broad coverage is a time-consuming and costly process. There are many third-party payers who have not yet established a coverage policy applicable to our testing products. In addition, several Blue Cross Blue Shield plans and Aetna issued non-coverage policies with respect to AVISE® Lupus, determining that AVISE® Lupus does not meet the medical criteria for coverage and is considered investigational and/or experimental.
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
In 2019, Noridian posted the calendar year 2020 Medicare Physician Fee Schedule, or MPFS, and Clinical Laboratory Fee Schedule, or CLFS, which establishes the reimbursement rates to be paid by Medicare for our jurisdiction for services performed on or after January 1, 2020. We have estimated that the implementation of these reimbursement rates will result in an approximate 7.3% reduction in anticipated reimbursements from Medicare for our AVISE® CTD testing product from levels experienced in 2018. Revenue from Medicare comprised 25% and 30% of our revenue for the years ended December 31, 2019 and 2018, respectively. Revenue from the sale of our AVISE® CTD testing products comprised 82% of our revenue for the years ended December 31, 2019 and 2018.
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
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety or efficacy issues are reported or if new scientific information becomes available (including results of post-marketing Phase 4 trials), or if governments change standards regarding safety, efficacy or labeling, our partners may be required to amend the conditions of use for a therapeutic. For example, a partner may voluntarily provide or be required to provide updated information on a therapeutics' label or narrow its approved indication, either of which could reduce the therapeutics' market acceptance. If safety or efficacy issues with a partner’s therapeutic arise, sales of the therapeutic could be halted by the partner or by regulatory authorities. Safety or efficacy issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of one of our partner’s therapeutics.
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
We sell our testing products through our own specialized salesforce and have recently increased our salesforce in order to achieve the optimal reach and frequency and support our strategy of integrating the promotion of testing products and therapeutics. Our testing products compete in a concentrated specialty market, that of autoimmune and autoimmune-related diseases, and utilizing a specialized salesforce is integral to our integrated testing and therapeutics strategy. As such, we believe it is necessary to maintain a salesforce that includes sales representatives with specific technical backgrounds and industry expertise. For example, to support the co-promotion of SIMPONI®, we expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019 and expect to continue to expand our salesforce in 2020. Additional agreements for the promotion of therapeutics may require us to further expand our specialized salesforce. Training of additional sales representatives can be costly and time consuming, particularly given the level of experience and sophistication we seek in our salesforce. In addition, until recently, not all of our sales representatives have promoted therapeutics, including SIMPONI®, as part of our organization, and they will need to complete additional training in order to effectively promote SIMPONI® and any other therapeutics that we promote through additional agreements. If we are unable to effectively retain, train and integrate additional sales representatives, it may adversely affect our ability to effectively market and sell our testing products. In addition, competition for highly specialized sales personnel is intense, and we may not be able to attract and retain personnel or be able to maintain an efficient and effective sales and marketing force.
Our future sales will depend in large part on our ability to maintain an effective salesforce. If we are unsuccessful in this regard, it could negatively impact our revenue growth and potential profitability.
If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
Our principal competition for our testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as anti-nuclear antibodies, or ANA, and anti-double-stranded DNA, or anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Myriad Genetics, Inc., Progentec Diagnostics Inc., Kypha, LLC, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc., HealthTell, Inc. and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
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
Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into clinical guidelines. We rely on key opinion leaders early in the development process to help ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our testing products to healthcare providers and payers. Our failure to maintain or build new relationships with such key opinion leaders could affect rheumatologist and patient perception of our testing products and result in a loss of existing and future customers and therefore materially adversely impact our business and prospects.
If we are sued for errors and omissions or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our testing products could lead to liability claims if someone were to allege that any such testing product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to rheumatologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We may also be subject to similar types of claims related to testing products we may develop in the future. Any errors or omissions or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any errors or omissions or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our testing products. Similarly, any product liability lawsuit affecting our partners could also cause injury to our reputation or cause the applicable partner to suspend sales of its therapeutics. We may also initiate a correction or removal for one of our testing products, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by potential failure of our products to perform as designed, which could lead increase costs and lead to increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our testing products and to negative publicity, including safety alerts, press releases or administrative or judicial actions. The occurrence of any of these events could have an adverse effect on our business and results of operations.
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
In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in Southern California. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified and highly-specialized salespeople. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our testing products and the sale of promoted therapeutics. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory and sales efforts. All of our employees are at-

will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.
Our recent management changes create uncertainties and could have a material adverse impact on our business, results of operations and financial condition.
In December 2019, Thierry Dervieux, Ph.D. resigned as our Chief Scientific Officer. Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the recent changes in our management team, our existing management team has taken on additional responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more other members of senior management could have a material adverse effect on our business, operating results and financial condition.
If our sole laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed.
We currently derive all of our revenue from tests conducted at a single laboratory facility located in Vista, California. Vista is situated on or near earthquake fault lines. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquake, fire, flood, power loss, communications failure or terrorism, or public health crises such as the COVID-19 outbreak. In particular, we store all of our flow cytometers, the instrument we use to detect CB-CAPs on cells, at our Vista facility. If all of our flow cytometers were rendered inoperable simultaneously pursuant to a natural or man-made disaster, we would be unable to perform these key tests as we do in the ordinary course of our business. The inability to perform the tests contained in our testing products or to reduce the backlog of analyses that could develop if our facility is inoperable, for even a short period of time, including as a result of the COVID-19 outbreak, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Additionally, we store our bio-repository of specimens, which were collected in collaboration with leading academic institutions and help us to further validate our testing products, at our Vista facility. If these specimens were destroyed pursuant to a natural or man-made disaster or otherwise become unavailable, our ability to develop new testing products may be delayed. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or license or transfer our proprietary technology to a third-party, particularly in light of the licensure and accreditation requirements for a commercial laboratory like ours. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct the tests contained in our testing products, we may be unable to negotiate commercially reasonable terms.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our testing products. Our ability to obtain clinical supplies of our testing products could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Vista, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•third-party ancillary billing services require proper tracking and reporting;
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

Expedited, reliable shipping is essential to our operations. While we have recently begun working with United Parcel Service, we still rely extensively on a single carrier, Federal Express Corporation for reliable and secure point-to-point transport of patient specimens to our laboratory and enhanced tracking of these patient specimens. Should Federal Express, or any other carrier we may use in the future, encounter delivery performance issues such as loss, damage or destruction of a specimen, it may be difficult to replace our patient specimens in a timely manner and such occurrences may damage our reputation and lead to decreased utilization from rheumatologists for our testing services and increased cost and expense to our business. In addition, any significant increase in shipping time or disruption to delivery service, whether due to bad weather, natural disaster, public health epidemics or pandemics (including, for example, the COVID-19 outbreak), terrorist acts or threats, or for other reasons, could adversely affect our ability to receive and process patient specimens on a timely basis.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point change (by value) in its equity ownership by “5-percent shareholders,” as defined in the Code, over a three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change federal taxable income and taxes, as applicable, may be limited. Under recently enacted U.S. tax legislation, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. We previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from its formation through December 31, 2019. Based upon this study, we determined that ownership changes had occurred in 2003, 2008, 2012, 2017 and 2019, and that our ability to use a significant portion of our NOL carryforwards is subject to limitation under Section 382 of the Code as a result of a prior ownership change. If we undergo an ownership change as a result of subsequent shifts in our stock ownership, our ability to utilize our NOL carryforwards and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code. Similar provisions of state tax law may also apply. As a result, if we earn net taxable income, our ability to use such pre-change NOL carryforwards and other pre-change tax attributes to offset taxable income and taxes, as applicable, may be limited.
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
In September 2017, we entered into the loan and security agreement with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and in November 2019, we entered into the first amendment, or the Loan Amendment, to our loan and security agreement, with Innovatus, which we collectively refer to as the Amended Loan Agreement. The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. The Loan Amendment (i) decreased the interest rate on all borrowings to 8.5%, of which 2.0% is paid in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis under December 2022; after which interest accrues at an annual rate of 8.5%; (ii) extended the interest only period to December 2022 and the maturity date to November 19, 2024; (iii) revised the prepayment terms to (x) restrict prepayments for the initial year following the date of the Loan Amendment and (y) set the prepayment premium at 3% of the principal amount of any term loans prepaid prior to November 19, 2020, with such prepayment premium decreasing by 1% during each subsequent twelve-month period after November 2020; and (iv) replaced the interest-only milestones with a financial covenant requiring that we achieve a specified level of revenue, as measured on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019, subject to exceptions based on achievement of performance milestones and the ability to cure any default thereof with the issuance of equity securities or subordinated indebtedness. As of December 31, 2019, there was $25.0 million in principal outstanding under the term loan and an additional $1.2 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the amended loan agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2022. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes, but is not limited to, our failure to pay any amount due and payable under the Amended Loan Agreement, the occurrence of a material adverse change in our business as defined in the Amended Loan Agreement, our breach of any representation or warranty in the Amended Loan Agreement, our breach of any covenant in the Amended Loan Agreement (subject to a cure period in some cases), a change in control as defined in the Amended Loan Agreement, our default on any debt payments to a third party in an amount exceeding $500,000 or any voluntary or involuntary insolvency proceeding. If an event of default occurs and we are unable to repay amounts due under the Amended Loan Agreement, Innovatus could foreclose on substantially all of our personal property, including our intellectual property. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to Innovatus or any other debt we may incur in the future.
We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe, based on our current plan, that our current cash and cash equivalents and anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, including as a result of the COVID-19 outbreak, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. If our available cash balances and anticipated future revenue are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing products or promoted therapeutics or lower-than-expected rates of reimbursement from commercial third-party payers and government payers, or other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. In the case of the incurrence of further indebtedness, the Amended Loan Agreement, subject to certain customary exceptions, restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus. Under the Amended Loan Agreement, we are required to make monthly interest payments at a rate equal to 8.5% (provided that 2.0% of the 8.5% is payable in-kind by adding the amount to the outstanding principal balance of the term loans). We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The timing and amounts of our future capital requirements are difficult to forecast and will depend on numerous factors, including: our ability to maintain and grow sales of our testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our testing products and support reimbursement efforts; our ability to successfully promote therapeutics; fluctuations in working capital; the costs to expand our sales and marketing capabilities; the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies; the additional costs we may incur as a result of operating as a public company and the extent to which we in-license, acquire or invest in complementary businesses or products.
Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result, and the market price of our common stock could decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, our Amended Loan Agreement restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus, subject to certain exceptions. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our testing products, promoted therapeutics or market development programs, which could lower the economic value of those programs to our company.
The FDA may modify its enforcement discretion policy with respect to LDTs in a risk-based manner, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively enforce its regulatory requirements for such tests. However, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. If there are changes in FDA policy, or if the FDA disagrees that our marketed tests are LDTs or that we are marketing our tests outside the scope of the FDA’s current policy of enforcement discretion, our testing products may become subject to the FDA’s requirements for premarket review of medical devices, and we may be required to cease commercial sales of our testing products and conduct additional clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any currently-marketed tests that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
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

We and our third-party contractors are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA, Competent Authorities of the Member States of the EEA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or clearances or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our testing products. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our testing products, or to achieve sustained profitability.
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
The final PAMA ruling was issued June 17, 2016. Data for reporting for the new PAMA process began in 2017, and in 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, equaled the weighted median of the reported private third-party payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to the Centers for Medicare and Medicaid Services, or CMS, during a specified data reporting period. These revisions to the CLFS have altered payment rates for clinical diagnostic lab tests under the CLFS, with estimated reductions in Medicare reimbursement rates for AVISE® CTD of 7.3% and 10.1% in 2020 and 2019, respectively. We cannot be sure how revisions to the CLFS will affect reimbursement rates in the future.
Other laws make changes impacting clinical laboratories, many of which have already gone into effect. The ACA, enacted in March 2010, requires each medical device manufacturer to pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Through a series of legislative amendments, the tax was suspended from 2016 through 2019. On December 20, 2019, the Further Consolidated Appropriations Act, 2020, was signed into law repealing the medical device excise tax as of January 1, 2020. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, or other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.
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
Additionally, the Budget Control Act of 2011, among other things, resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, and due to additional legislative amendments to the statute, these reductions will remain in effect through 2029 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Medicare payments are significant to our business, not only because approximately 25% and 28% of the total payments we received from payers for the years ended December 31, 2019 and 2018, respectively, were derived from the Medicare program, but also because other payers often use the MPFS and CLFS amounts as a benchmark to develop their payment rates. We cannot predict whether Medicare and other third-party payer reimbursement rates that mirror Medicare’s will be sufficient to make our testing products commercially attractive.
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
We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us. Although we cannot predict the full effect of the recent legislative changes discussed above, cost reduction measures, the expansion in government’s role in the U.S. healthcare industry and PAMA’s changes to the reimbursement methodology under the CLFS, such changes individually or in the aggregate may result in decreased profits to us and/or lower reimbursement by third-party payers for our testing products, which may adversely affect our business, financial condition and results of operations.
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
The ACA, among other things, also imposed new reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians (as defined by the statute) and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
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
Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

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
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we own or have an exclusive license to 13 issued U.S. patents, and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We also own one issued U.S. patent, two pending U.S. patent applications, and certain corresponding foreign counterpart patents and patent applications relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our AVISE® testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our AVISE® testing products or prevent others from designing around our claims.
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
Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. We are not aware of any third-party infringement of our intellectual property rights that would have a materially adverse impact on our business. In addition, there can be no assurance that our licensors will be willing to bring and enforce claims to prevent third parties from infringing intellectual property that is licensed to us, particularly if the affected intellectual property is less important to the licensor’s business than to ours. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
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
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 outbreak.
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
The trading market for our common stock depends in part on the research and reports that equity research analysts publish about us and our business. Currently, we have limited analyst coverage and we do not have any control over such analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company, and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the trading price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.
Prior to our initial public offering, or IPO, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in the prospectus for the IPO lapse, the trading price of our common stock could decline.
In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. Any sales of securities by directors and executive officers, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.
In addition, the holders of 8,418,257 shares of common stock and holders of warrants to purchase 436,581 shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the Securities and Exchange Commission, or the SEC, and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of upgrading our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
As of December 31, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 61% of our outstanding capital stock. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. In addition, our Amended Loan Agreement restricts our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Vista, California, where we lease approximately 27,000 square feet of office and laboratory space under a lease that expires in 2026, with an option to extend a portion of the lease for an additional 60-month period. We believe that our current facilities are adequate for our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings

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

Items 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock began trading on The Nasdaq Global Market on September 19, 2019 under the symbol "XGN." Prior to September 19, 2019, there was no public market for our common stock.

Holders of Record
As of March 20, 2020, there were approximately 71 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently prohibited by the terms of our Amended Loan Agreement.

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this Annual Report under the section titled "Security Ownership of Certain Beneficial Owners and Management" for information about our equity compensation plans which is incorporated by reference herein.
Performance Graph
Not applicable.

Recent Sales of Unregistered Securities
From January 1, 2019 through December 31, 2019, we issued and sold the equity securities described below:
1.From January 2019 to May 2019, we issued an aggregate of 148,928,337 shares of our Series G redeemable convertible preferred stock at a purchase price of $0.078 per share, for aggregate consideration of approximately $11.6 million in cash.
2.In July 2019, we issued 233,446,519 shares of our Series H redeemable convertible preferred stock at a purchase price of $0.04712 per share, for aggregate consideration of approximately $11.0 million, and converted 148,928,337 shares of our Series G redeemable convertible preferred stock into 246,521,076 shares of our Series H redeemable convertible preferred stock.
3.From January 1, 2019 through September 23, 2019, we granted stock options to purchase an aggregate of 814,339 shares of our common stock at a weighted-average exercise price of $13.99 per share, to certain of our employees, consultants and directors in connection with services provided to us by such persons, none of which have been exercised, and 52,649 stock options have been cancelled. From January 1, 2019 through September 23, 2019, 50 options have been exercised for aggregate consideration of $92. From January 1, 2019 through September 23, 2019, 13,411 options have been cancelled.
No underwriters were involved in the foregoing issuances of securities. The securities described in paragraph (1) and (2) above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All holders of securities described above represented to us in connection with their purchase or issuance that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.
The stock options and the common stock issuable upon the exercise of such options as described in paragraph (3) above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All of the foregoing securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds
On September 18, 2019, the SEC declared effective our registration statement on Form S-1 (File No. 333-233446), as amended, filed in connection with our IPO. At the closing of the offering on September 23, 2019, we issued and sold 4,140,00 shares of our common stock at the initial public offering price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $58.0 million, before deducting underwriting discounts, commissions and other offering expenses, which resulted in net proceeds of approximately $50.4 million and offering-related transaction costs of approximately $7.5 million. Cowen and Company, LLC, Cantor Fitzgerald & Co. and William Blair & Company, L.L.C. acted as joint book-running managers for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
As of December 31, 2019, we have used approximately $2.1 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on September 20, 2019.
Purchases of Equity Securities by the Issuer
None.

Item 6. Selected Financial Data

The following tables set forth our selected historical financial data as of, and for the periods ended on, the dates indicated. We have derived the selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected statements of operations data for the year ended December 31, 2017 and the balance sheet data as of December 31, 2017 from our audited financial statements not included in this Annual Report on Form 10-K. You should read this data together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the section of this prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results for any prior period are not necessarily indicative of our future results.

	Years Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Statements of Operations Data:
Revenue	$40,387	$32,440	$26,807
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	18,808	15,379	14,137
Selling, general and administrative expenses	28,702	19,675	18,820
Research and development expenses	2,176	2,125	1,551
Amortization of intangible assets	—	141	186
Change in fair value of acquisition-related liabilities	—	—	(51)
Total operating expenses	49,686	37,320	34,643
Loss from operations	(9,299)	(4,880)	(7,836)
Interest expense	(3,491)	(2,868)	(2,948)
Loss on extinguishment of share purchase rights and 2013 Term Loan	—	—	(6,050)
Change in fair value of financial instruments	267	(318)	(9,391)
Other income, net	510	112	45
Loss before income taxes	(12,013)	(7,954)	(26,180)
Income tax expense (benefit)	25	58	(549)
Net loss	(12,038)	(8,012)	(25,631)
Accretion of redeemable convertible preferred stock	(4,640)	(9,318)	(5,353)
Deemed dividend recorded in connection with financing transactions	(13,601)	(1,152)	(1,790)
Net loss attributable to common stockholders	$(30,279)	$(18,482)	$(32,774)
Net loss per share, basic and diluted	$(8.46)	$(293.34)	$(520.18)
Weighted-average number of shares used to compute net loss per share, basic and diluted	3,578,771	63,005	63,005

	December 31,
(in thousands)	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$72,084	$13,164	$11,241
Working capital (1)	75,355	12,360	8,270
Total assets	88,310	28,887	20,390
Borrowings, non-current portion, net of discounts and debt issuance costs	25,854	24,617	18,809
Capital lease obligations, including current portion	874	360	108
Redeemable convertible preferred stock warrant liabilities	—	1,503	896
Redeemable convertible preferred stock	—	105,232	92,046
Total stockholders' equity (deficit)	55,659	(111,966)	(96,684)

(1)	We define working capital as current assets less current liabilities. See our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financial performance, includes forward-looking statements that are based on current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should read the "Special note regarding forward-looking statements" and "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
We currently market nine testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 82% of our revenue for each of the years ended December 31, 2019 and 2018. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE. In order to advance our integrated testing and therapeutics strategy, in December 2018 we entered into the Janssen agreement to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. We began direct promotion of SIMPONI® in January 2019 and in support of these promotion efforts we expanded our salesforce from 31 representatives as of December 31, 2018 to 50 representatives as of December 31, 2019. Our SIMPONI® promotion efforts contributed approximately $1.5 million in incremental revenue in 2019 with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter.
We also have additional agreements with other leading pharmaceutical companies, including GSK and Horizon Therapeutics, that leverage our testing products and the information generated from such tests. We plan to pursue additional strategic partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
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
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of December 31, 2019 we had an accumulated deficit of $164.6 million. We incurred net losses of $12.0 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering (IPO) in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of December 31, 2019, we had $72.1 million of cash and cash equivalents.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since its launch in 2012, we have grown the number of our AVISE® CTD tests delivered at a compound annual growth rate of 81%, with limited incremental investment in our commercial infrastructure. Over 105,000 AVISE® CTD tests were delivered in 2019, representing 26% growth over 2018, and the number of ordering healthcare providers reached 1,707 in the fourth quarter of 2019, representing 34% growth over the same quarter in 2018. In the fourth quarter of 2019, we reached 572 adopting healthcare providers, which we classify as those who had previously prescribed at least 11 diagnostic tests in the corresponding period, compared to 506 in the same period in 2018. More than 387,000 AVISE® CTD tests have been delivered since launch. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Promotion of SIMPONI®.    In January 2019, we began promoting SIMPONI® in the United States under the Janssen agreement. Our SIMPONI® promotion efforts contributed approximately $1.5 million in incremental revenue in 2019 with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter. We may encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including training and deploying additional sales representatives and creating demand for SIMPONI® through our own sales activities as well as those of Janssen. Based on our estimate of the total U.S. addressable market for SIMPONI®'s approved indications of $28 billion, each incremental 1% market share we are able to capture for SIMPONI® above the predetermined baseline under the Janssen Agreement could result in incremental revenue to us of up to $84 million. In interest of supporting these efforts we expect to continue to expand our salesforce in 2020. However, it may take longer to generate meaningful revenue than we currently expect and we may not be successful in materially increasing market share, which would cause us to continue to rely on our existing testing products to drive revenue growth.
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
▪Margin Expansion.    We believe growth in our promotion of therapeutics will meaningfully improve our margin profile and further support our goal of achieving profitability. We also expect an increase to our gross margins beginning in the first quarter of 2020 following the expiration of a 10% annual royalty on our CB-CAPs technology. In addition, we believe we are well positioned to drive further margin expansion through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payer coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs. However, these potential margin increases may be partially offset by expected decreases in Medicare reimbursement rates as a result of the Protecting Access to Medicare Act of 2014, or PAMA.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. In addition, the recent COVID-19 outbreak may have a material adverse effect on our business, financial condition and results of operations, including as a result of shutdowns of our facilities and operations as well as those of our suppliers and courier services, disrupt the supply chain of material needed for our tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our genomic tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, and delay ongoing and planned clinical trials involving our tests. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors."
Janssen Promotion Agreement
In December 2018, we entered into a co-promotion agreement with Janssen, under which we are responsible for the costs associated with our salesforce in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The predetermined average baseline for the initial term of 18 months is approximately 29,000 prescribed units per quarter, subject to adjustment under certain circumstances. In September 2019, we exercised our option to extend the term of the Janssen agreement to December 31, 2021. Janssen can terminate the agreement at any time for any reason upon 30 days' notice to us, and we can terminate the agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized co-promotional revenue of approximately $1.5 million during the year ended December 31, 2019 and expect to continue to recognize revenue as we perform co-promotional services based on the number of total prescribed units of SIMPONI® over the predetermined baseline.
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
We expect that our selling, general and administrative expenses will increase in absolute dollars in 2020 as we expand our sales and sales support functions, including expansion activities related to our promotion of SIMPONI®, and incur expenses from operating as a public company for the entire year, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax.
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
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our Amended Loan Agreement with Innovatus.
We expect interest expense to decrease in the near term due to lower interest rates.
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
Income Tax Expense
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018:

	Years Ended December 31,		Change
	2019	2018
	(in thousands)
Revenue	$40,387	$32,440	$7,947
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	18,808	15,379	3,429
Selling, general and administrative expenses	28,702	19,675	9,027
Research and development expenses	2,176	2,125	51
Amortization of intangible assets	—	141	(141)
Total operating expenses	49,686	37,320	12,366
Loss from operations	(9,299)	(4,880)	(4,419)
Interest expense	(3,491)	(2,868)	(623)
Change in fair value of financial instruments	267	(318)	585
Other income, net	510	112	398
Loss before income taxes	(12,013)	(7,954)	(4,059)
Income tax expense	25	58	(33)
Net loss	$(12,038)	$(8,012)	$(4,026)
Revenue
Revenue increased $7.9 million, or 24.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase in the number of diagnostic tests delivered. The number of AVISE® CTD tests, which accounted for 82% of revenue for the years ended December 31, 2019 and 2018, increased to 105,370 tests delivered in the year ended December 31, 2019 compared to 83,405 tests delivered in the same 2018 period. The increase is primarily due to the increased adoption of the AVISE® CTD test by rheumatologists as the number of ordering healthcare providers increased to 1,707 for the fourth quarter of 2019 as compared to 1,278 healthcare providers in the same 2018 period.
In addition, we recognized approximately $1.5 million of revenue related to our SIMPONI® promotion efforts during the year ended December 31, 2019.
Costs of Revenue (excluding amortization of purchased technology)
Costs of revenue increased $3.4 million, or 22.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to increased direct costs such as materials and supplies, royalties, shipping and handling and labor associated with the increase in test volume in 2019 compared to 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.0 million, or 45.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to increased employee related expenses of $6.1 million as a result of increasing the size of our salesforce from 30 as of December 31, 2018 to 50 as of December 31, 2019. The remaining increase relates primarily to increased audit and professional services of $1.2 million, insurance expenses of $0.5 million and stock-based compensation expense of $0.4 million.

Research and Development Expenses
Research and development expenses remained relatively consistent for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Amortization of Intangible Assets
Our purchased intangible assets were fully amortized at December 31, 2018, therefore there is no amortization expense recorded for the year ended December 31, 2019.

Interest Expense
Interest expense increased $0.6 million, or 21.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to higher principal amounts outstanding over the year ended December 31, 2019 compared to the prior year period, under our long-term borrowing arrangements.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments increased $0.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase resulted from changes in the valuation of our redeemable convertible preferred stock warrant liabilities.
Other Income, Net
Other income, net, increased $0.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was due to the higher cash balance in our money market funds account during the year ended December 31, 2019 compared to the prior year period.
Income Tax Expense
Income tax expense remained relatively consistent for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the years ended December 31, 2019 and 2018, we incurred a net loss of $12.0 million and $8.0 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of December 31, 2019, we had an accumulated deficit of $164.6 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of December 31, 2019, we had $72.1 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
In September 2017, we entered into the loan and security agreement with Innovatus, or the Loan Agreement, under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the Loan Agreement. In November 2019, we executed the first amendment, or the Loan Amendment, to the Loan Agreement with Innovatus, which we collectively refer to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the loan term is for five years with a final maturity date of November 2024. The Amended Loan Agreement accrues interest at an annual rate of 8.5%, of which 2.0%, during the first 36 months, will be treated as paid in-kind interest. Paid in-kind interest is added to the principal balance each period. After the initial 36 months of the loan, the entire 8.5% will be paid in cash at the end of each period. On or after the first anniversary of the Loan Amendment, but before the second anniversary of the Loan Amendment, we may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium. Prepayment before the second anniversary of the Loan Amendment may only occur for specified reasons in the Amended Loan Agreement. The prepayment premium decreases by 1% during each subsequent twelve-month period after the first anniversary of the Loan Amendment.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions.

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
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal salesforce to drive increased adoption of and reimbursement for our AVISE® testing products, promote SIMPONI®, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. Other than the addition of laboratory equipment, we expect that we will not need to make material capital expenditures in the near term related to our laboratory facilities. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
•the impact of the recent COVID-19 outbreak on our business, including challenges resulting from social distancing and stay-at home orders through a reduction in testing volumes;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$(9,711)	$(9,301)
Investing activities	(103)	(199)
Financing activities	68,734	11,423
Increase in cash, cash equivalents and restricted cash	$58,920	$1,923
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2019 was $9.7 million and primarily resulted from our net loss of $12.0 million adjusted for non-cash charges of $2.2 million related to depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities. The net cash used in operating activities was partially offset by changes in our net operating assets of $0.2 million related to net increases in accounts payable and accrued liabilities, partially offset by decreases in prepaid expenses and other current assets.
Net cash used in operating activities for the year ended December 31, 2018 was $9.3 million and primarily resulted from our net loss of $8.0 million adjusted for non-cash charges of $0.3 million for remeasurements of financial instruments and $1.8 million for depreciation, amortization and non-cash interest, partially offset by changes in our net operating assets consisting of $2.3 million increase in accounts receivable primarily due to the adoption of ASC 606 and $1.3 million related to net increases in prepaid expenses and other current assets, accounts payable, and accrued liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2019 was $0.1 million and was due to net purchases of property and equipment.
Net cash used in investing activities for the year ended December 31, 2018 was $0.2 million and was primarily due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $68.7 million and primarily resulted from the net proceeds received from our IPO of $50.4 million, as well as net proceeds received from the issuance of our redeemable convertible preferred stock of $18.4 million.
Net cash provided by financing activities for the year ended December 31, 2018 was $11.4 million and primarily resulted from $6.5 million of net proceeds received from the issuance of our redeemable convertible preferred stock and net proceeds of $5.0 million under our long-term borrowing arrangement with Innovatus.
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgement and estimates.
Revenue Recognition
To date, substantially all of our revenue has been derived from sales of our testing products. We primarily market our testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order our services and to whom test results are reported are generally not responsible for payment for these services. The parties that pay for these services consist of healthcare insurers, government payers (primarily Medicare and Medicaid), client payers (i.e. hospitals, other laboratories, etc.) and patient self-pays.
Payers are billed at our list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration we expect to receive from such payers. We follow a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, is recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. Our portfolios are grouped per payer (i.e. each individual third party insurance, Medicare, client payers, patient self-pay, etc.) and per test basis.
Collection of our net revenues from payers is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing.
The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation by management.
In December 2018, we entered into the Janssen agreement to co-promote SIMPONI® in the United States. Our obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes the benefits provided by our sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. As of December 31, 2018, there were no performance obligations under the agreement and no consideration had been received.
Long-Lived Assets
Our long-lived assets are comprised principally of our property and equipment, finite lived intangible assets, and goodwill.
We amortize all finite lived intangible assets over their respective estimated useful lives. In considering whether intangible assets are impaired, we combine our intangible assets and other long-lived assets (excluding goodwill), into groupings, a determination which we principally make on the basis of whether the assets are specific to a particular test offered by us or technology we are developing. If we identify events or circumstances indicate that the associated carrying amount of assets within a group may not be recoverable, we will consider the assets in the group impaired if the carrying value of the group’s assets and directly associated liabilities exceed the estimated cash flows expected to be generated over the estimated useful life of the assets in the group. Management’s estimates of future cash flows are impacted by projected levels of tests and levels of reimbursement, as well as expectations related to the future cost structure of the entity.
Goodwill is not amortized but is tested for impairment at least annually or more frequently whenever a triggering event or change in circumstances occurs, at the reporting unit level. For our goodwill impairment analysis, we operate in a single reporting unit, and allocate all goodwill to this reporting unit. We are required to recognize an impairment charge if the carrying amount of the reporting unit exceeds its fair value. Management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If a quantitative assessment is deemed necessary, management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows.
The judgments and estimates involved in identifying and quantifying the impairment of long-lived assets or goodwill involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance. No goodwill impairments were recorded during the years ended December 31, 2019 and 2018.
Following the completion of our IPO in September 2019, our stock price and associated market capitalization will also be considered in the determination of reporting unit fair value. A prolonged or significant decline in our share price could provide evidence of a need to record a material impairment to goodwill.
Stock-Based Compensation
We recognize compensation expense related to stock-based awards to employees and directors based on the estimated fair value of the awards on the date of grant over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The grant date fair value, and the resulting stock-based compensation expense, is estimated using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award.
We recorded stock-based compensation expense of approximately $0.6 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share attributable to common stockholders could have been significantly different. See Notes 2 and 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2019 and 2018.
Determination of the Fair Value of Our Common Stock
Prior to the completion of our IPO in September 2019, our board of directors, with the assistance of management, determined the fair value of our common stock on each grant date. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.
Following the closing of our initial public offering, our board of directors determines the fair value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.
Estimated Fair Value of Share Purchase Rights, Redeemable Convertible Preferred Stock Warrants and Other Financial Instruments
Prior to the IPO, we entered into agreements with existing stockholders of our redeemable convertible preferred stock that contained future purchase obligations of redeemable convertible preferred stock at a fixed price. We evaluated these share purchase right agreements and assessed whether they meet the definition of a freestanding instrument and, if so, determined the fair value of the share purchase right liability and recorded it on the balance sheet. The share purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as a component of other income (expense) in the statement of operations. The share purchase right liability was revalued at settlement and the resultant fair value was then reclassified to redeemable convertible preferred stock at that time. The estimated fair value of the share purchase right liability was determined using valuation models that consider the probability of achieving the requisite milestones, our cost of capital, the estimated time period the preferred stock right would be outstanding, consideration received for the convertible preferred stock, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, and probability of the consummation of an initial public offering, as applicable.

We accounted for our redeemable convertible preferred stock warrant liabilities as freestanding instruments for shares that were puttable or redeemable. These warrants were classified as liabilities on our balance sheet and were recorded at their estimated fair values. At the end of each reporting period, changes in estimated fair value during the period were recorded as a component of other income (expense), net in the accompanying statement of operations. We continued to re-measure the fair value of the warrant liabilities until: (i) exercise; (ii) expiration of the related warrant; or (iii) conversion of the preferred stock underlying the security into common stock, which occurred in connection with the completion of our IPO in September 2019. We estimated the fair values of our warrant liabilities using an option pricing model based on inputs as of the valuation measurement dates, including the fair value of our redeemable convertible preferred stock, the estimated volatility of the price of our redeemable convertible preferred stock, the expected term of the warrants and the risk-free interest rates.
There were significant judgments and estimates inherent in the determination of the fair values of our preferred stock purchase right liabilities and redeemable convertible preferred stock warrant liabilities. If we had made different assumptions, the carrying value of these liabilities, net loss and net loss per share attributable to common stockholders could have been significantly different.
Acquisition-Related Liabilities
In connection with the acquisition of the medical diagnostics division of Cypress in 2010, we initially agreed to pay an additional amount not to exceed $9.0 million in the event specified revenue, contractual and product launch milestones are achieved. This contingent liability required the use of inputs which were not observable in the market to assess its fair value at the end of each reporting period. For this liability, fair value was determined based on probabilities assigned to the milestones being achieved, revenue projections, and interest rates. Changes in fair value were recorded in the statement of operations and comprehensive loss. In February 2017, we amended two of the remaining agreements for which a contingent payment amount had been originally agreed to. One contingent payment amount remains outstanding.
Income Taxes
We operate in, and are subject to tax authorities in, various tax jurisdictions in the United States. To date, we have not been audited by the Internal Revenue Service or any state income tax authority, however all tax years remain open for examination by federal tax authorities.
At December 31, 2019, our deferred tax assets are primarily comprised of federal and state tax net operating loss carryforwards. We completed a formal study through the year ended December 31, 2019 and determined ownership changes within the meaning of Internal Revenue Code (IRC), Section 382 had occurred in 2003, 2008, 2012, 2017 and 2019. Therefore, our ability to utilize our net operating losses incurred prior to December 31, 2017 are limited. Our ability to utilize net operating loss carryforwards generated after December 31, 2017 will not expire under the Tax Cuts and Jobs Act of 2017.
We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and uncertainties surrounding our ability to generate future taxable income and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against all of our net deferred tax assets at December 31, 2019. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in this prospectus, which contain accounting policies and other disclosures required by GAAP.
Recent Accounting Pronouncements

See "Notes to the Financial Statements-Note 2-Recent Accounting Pronouncements" of our annual financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC, which requires such assessment to be included beginning with a registrant's second Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for "emerging growth companies."

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.exagen.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

(1) All financial statements

The financial statements of Exagen Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page 91.

(2) Financial statement schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

A list of exhibits is set form on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

Exagen Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Exagen Inc.
Vista, California

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Exagen Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2017.
San Diego, California
March 25, 2020

Exagen Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$72,084	$13,164
Accounts receivable, net	5,715	5,952
Prepaid expenses and other current assets	3,451	2,196
Total current assets	81,250	21,312
Property and equipment, net	1,380	1,566
Goodwill	5,506	5,506
Other assets	174	503
Total assets	$88,310	$28,887
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,476	$1,279
Accrued liabilities	4,419	3,923
Proceeds received prior to issuance of Series G redeemable convertible preferred stock	—	3,750
Total current liabilities	5,895	8,952
Borrowings-non-current portion, net of discounts and debt issuance costs	25,854	24,617
Redeemable convertible preferred stock warrant liabilities	—	1,503
Deferred tax liabilities	264	245
Other non-current liabilities	638	304
Total liabilities	32,651	35,621
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value; none and 750,300,000 shares authorized at December 31, 2019 and 2018, respectively; none and 532,606,084 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $163,316 at December 31, 2019 and December 31, 2018, respectively	—	105,232
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2019; no shares authorized, issued or outstanding at December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 and 1,470,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 12,560,990 and 63,005 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	13	—
Additional paid-in capital	220,248	40,598
Accumulated deficit	(164,602)	(152,564)
Total stockholders' equity (deficit)	55,659	(111,966)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$88,310	$28,887
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Revenue	$40,387	$32,440
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	18,808	15,379
Selling, general and administrative expenses	28,702	19,675
Research and development expenses	2,176	2,125
Amortization of intangible assets	—	141
Total operating expenses	49,686	37,320
Loss from operations	(9,299)	(4,880)
Interest expense	(3,491)	(2,868)
Change in fair value of financial instruments	267	(318)
Other income, net	510	112
Loss before income taxes	(12,013)	(7,954)
Income tax expense	25	58
Net loss	(12,038)	(8,012)
Accretion of redeemable convertible preferred stock	(4,640)	(9,318)
Deemed dividend recorded in connection with financing transactions	(13,601)	(1,152)
Net loss attributable to common stockholders (Note 2)	$(30,279)	$(18,482)
Net loss per share, basic and diluted (Note 2)	$(8.46)	$(293.34)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	3,578,771	63,005
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	497,691,757	$92,046	63,005	$—	$50,954	$(147,638)	$(96,684)
Cumulative effect of changes in accounting principle related to revenue recognition	—	—	—	—	—	3,086	3,086
Accretion of redeemable convertible preferred stock	—	9,318	—	—	(9,318)	—	(9,318)
Stock-based compensation	—	—	—	—	114	—	114
Issuance of Series F redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $7, in the third tranche closing of the Series F financing	34,914,327	3,868	—	—	(1,152)	—	(1,152)
Net loss	—	—	—	—	—	(8,012)	(8,012)
Balances at December 31, 2018	532,606,084	105,232	63,005	—	40,598	(152,564)	(111,966)
Accretion of redeemable convertible preferred stock	—	4,640	—	—	(4,640)	—	(4,640)
Exercise of stock options	—	—	1,548	—	4	—	4
Stock-based compensation	—	—	—	—	572	—	572
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $124 (Note 8)	148,928,337	11,492	—	—	—	—	—
Issuance of Series H redeemable convertible preferred stock for aggregate proceeds of $0.047 per share, net of issuance costs of $318 (Note 8)	233,446,519	3,941	—	—	6,741	—	6,741
Deemed dividend recognized on beneficial conversion features of Series H redeemable convertible preferred stock (Note 8)	—	6,741	—	—	(6,741)	—	(6,741)
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock (Note 8)	97,592,739	6,860	—	—	(6,860)		(6,860)
Conversion of preferred stock to common stock in connection with initial public offering (Note 8)	(1,012,573,679)	(138,906)	7,816,643	8	138,898	—	138,906
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs (Note 9)	—	—	4,140,000	4	50,440	—	50,444
Net exercise of common and preferred stock warrants	—	—	539,794	1	510	—	511
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	—	—	—	—	726	—	726
Net loss	—	—	—	—	—	(12,038)	(12,038)
Balances at December 31, 2019	—	$—	12,560,990	$13	$220,248	$(164,602)	$55,659
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,038)	$(8,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	731
Amortization of debt discount and debt issuance costs	691	587
Non-cash interest expense	546	515
Revaluation of warrant liabilities	(267)	318
Deferred income taxes	—	31
Loss on disposal of assets	20	6
Stock-based compensation	572	114
Changes in assets and liabilities:
Accounts receivable, net	237	(2,262)
Prepaid expenses and other current assets	(1,255)	(781)
Other assets	(24)	(8)
Accounts payable	528	(824)
Accrued and other liabilities	688	284
Net cash used in operating activities	(9,711)	(9,301)
Cash flows from investing activities:
Purchases of property and equipment	(403)	(199)
Proceeds from sale of property and equipment	300	—
Purchases of short-term investments	—	(2,000)
Maturities of short-term investments	—	2,000
Net cash used in investing activities	(103)	(199)
Cash flows from financing activities:
Proceeds from sale of common stock upon exercise of stock options	4	—
Principal payment on capital lease obligations	(138)	(38)
Proceeds from issuance of 2017 Term Loan, net of issuance costs of $5	—	4,995
Proceeds from initial public offering, net of issuance costs and offering costs	50,444	—
Proceeds from the issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	2,716
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,742	3,750
Proceeds from issuance of Series H redeemable convertible preferred stock, net of issuance costs	10,682	—
Net cash provided by financing activities	68,734	11,423
Increase in cash, cash equivalents and restricted cash	58,920	1,923
Cash, cash equivalents and restricted cash, beginning of period	13,264	11,341
Cash, cash equivalents and restricted cash, end of period	$72,184	$13,264
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,288	$1,730
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$4,640	$9,318
Equipment purchased under capital lease obligations	$654	$289
Fair value of warrant liabilities recorded as discount on debt	$—	$289
Costs incurred, but not paid, in connection with capital expenditures	$—	$331
Conversion of redeemable convertible preferred stock	$138,906	$—
Net exercise of common and preferred stock warrants	$511	$—
Issuance costs included in accounts payable and accrued liabilities	$—	$355
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	$726	$—
Deemed dividend recognized for beneficial conversion features of Series H redeemable convertible preferred stock	$6,741	$—
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock	$6,860	$—
Conversion of Series G to Series H redeemable convertible preferred stock	$11,875	$—
Deemed dividend from issuance of Series F redeemable convertible preferred stock	$—	$1,152
Adjustment upon adoption of Topic 606	$—	$3,086
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Financial Statements

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
Initial Public Offering
On September 23, 2019, the Company closed its initial public offering (the IPO) of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of the Company's common stock. Including the exercise of the option to purchase additional shares, the aggregate net proceeds to the Company from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In addition, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock.
Reverse Stock Split
On September 6, 2019, the Company effected a one-for-183.635 reverse stock split of its common stock (the Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the redeemable convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented in the accompanying financial statements and notes to the financial statements.
Liquidity
The Company has suffered recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At December 31, 2019, the Company had cash and cash equivalents of $72.1 million and had an accumulated deficit of $164.6 million, respectively. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its IPO and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, the fair value of financial instruments measured at fair value, the recoverability of its long-lived assets (including goodwill), net deferred tax assets (and related valuation allowance), and for periods prior to the IPO, the fair value of the Company's common stock and redeemable convertible preferred stock. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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
Significant payers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Years Ended December 31,
	2019	2018
Medicare	25%	30%
Blue Shield	12%	14%
United Healthcare	11%	12%
Medicare Advantage	11%	10%
Janssen (SIMPONI®)	*	*

*	Less than 10%.

	Accounts Receivable
	December 31,
	2019	2018
Medicare	*	26%
Blue Shield	15%	16%
United Healthcare	22%	11%
Medicare Advantage	*	11%
Janssen (SIMPONI®)	19%	*

*	Less than 10%.
For the years ended December 31, 2019 and 2018, approximately 82% of the Company's revenue was related to the AVISE® CTD test.

The Company is dependent on key suppliers for certain laboratory materials. For the years ended December 31, 2019 and 2018, approximately 97% and 95%, respectively, of the Company's inventories were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payer category (in thousands):

	Years Ended December 31,
	2019	2018
Revenue:
Healthcare insurers	$23,984	$21,070
Government	9,896	10,024
Client	4,392	608
Other(1)	639	738
Janssen (SIMPONI®)	1,476	—
Total revenue	$40,387	$32,440
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
Prior to the IPO, the Company's redeemable convertible preferred stock warrant liabilities were measured at fair value on a recurring basis and were classified as Level 3 liabilities. The Company recorded subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date in current period earnings.
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
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$72,084	$13,164
Restricted cash	100	100
	$72,184	$13,264
Property and Equipment
Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in other income or expense in the statements of operations in the period realized.
Long-lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment, finite lived intangible assets, and goodwill.
If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
Goodwill is reviewed for impairment annually (during the fourth quarter) or more frequently if indicators of impairment exist. As the Company operates in a single operating segment and reporting unit, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is unnecessary. If deemed necessary, a quantitative assessment compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, an impairment loss is recorded. There was no indication of impairment of goodwill for any periods presented.
Clinical Studies
From time to time, the Company engages in efforts to scientifically measure and document the application and efficacy of its various testing products. These arrangements typically require the Company to pay a fee to a third-party scientific investigator (usually a physician or research institution) for each subject enrolled in a clinical study, and the Company accrues expenses associated with these efforts as subjects are enrolled in each study. Expenses associated with clinical study activities are recorded in research and development expenses in the accompanying statement of operations.

Redeemable Convertible Preferred Stock
Prior to the completion of the IPO, the Company had multiple classes of redeemable convertible preferred stock, all of which were classified as temporary equity in the accompanying balance sheet as the redemption of the shares were outside of the Company's control. Redeemable convertible preferred stock which was redeemable on or after a certain date at the option of the holder was accreted to its redemption value from the date of issuance to the earliest redemption date.
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
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (the Payers) consist of healthcare insurers, government payers (primarily Medicare and Medicaid), client payers (i.e., hospitals, other laboratories, etc.), and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
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
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement with Janssen (the Janssen agreement) to co-promote SIMPONI® in the United States. The Company is responsible for the costs associated with its salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen agreement. In exchange for the Company's sales and co-promotional services, the Company is entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The promotion fee is determined on a sliding rate, ranging from the high hundreds of dollars to the low one thousands per prescribed unit of SIMPONI®, depending on the number of increased prescriptions, and varies per increased prescription. In addition, during the term of the Janssen agreement, the Company is restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the agreement without first obtaining Janssen's written consent.
In September 2019, the Company exercised their option to extend the term of the Janssen agreement to December 31, 2021. Janssen can terminate the agreement at any time for any reason upon 30 days' notice to the Company, and the Company can terminate the agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized revenue of approximately $1.5 million during the year ended December 31, 2019. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $1.6 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying statements of operations and totaled approximately $1.4 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would adjust the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock and options outstanding under the Company's stock option plans. For the years ended December 31, 2019 and 2018, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2019	2018
Redeemable convertible preferred stock	—	5,202,940
Warrants to purchase redeemable convertible preferred stock	—	224,493
Warrants to purchase common stock	461,273	934,789
Common stock options	1,375,542	661,180
Total	1,836,815	7,023,402

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its financial statements. The effective date of this guidance for public companies is for reporting periods beginning after December 15, 2018. As an emerging growth company as defined in the JOBS Act, the Company has elected to delay adoption of this ASU until January 1, 2021. Topic 842 mandates a modified retrospective transition method. The Company intends to adopt the new lease standard using a cumulative effect to accumulated deficit and will elect the package of practical expedients, which among other things will allow the Company to carry forward its historical lease classification. The Company is currently evaluating the impact of Topic 842 on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Diagnostic testing supplies	$1,427	$1,174
Prepaid product royalties	123	176
Prepaid maintenance and insurance contracts	1,768	698
Other prepaid assets	133	148
Prepaid and other current assets	$3,451	$2,196

Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$25	$25
Laboratory equipment	2,228	1,855
Computer equipment and software	851	796
Leasehold improvements	424	399
Construction in progress	247	310
Total property and equipment	3,775	3,385
Less: accumulated depreciation and amortization	(2,395)	(1,819)
Property and equipment, net	$1,380	$1,566
Depreciation and amortization expense for the years ended December 31, 2019 and 2018, was approximately $0.6 million. At December 31, 2019 and December 31, 2018, the gross book value of assets under capital lease was $0.8 million and $0.4 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and related expenses	$2,362	$2,111
Accrued deferred offering costs	—	355
Accrued interest	145	178
Accrued purchases of goods and services	319	243
Accrued royalties	727	602
Accrued clinical study activity	40	146
Capital lease obligations, current portion	238	81
Other accrued liabilities	588	207
Accrued liabilities	$4,419	$3,923

Note 4. Borrowings
2017 Term Loan

In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At December 31, 2019, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans, or PIK Loans, until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay PIK interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For the years ended December 31, 2019 and 2018, the Company issued PIK Loans totaling $0.5 million.
If the Loan Amendment is prepaid after November 19, 2019, but before November 19, 2020, the Loan Amendment requires a prepayment premium of 3% of the aggregate outstanding principal. The prepayment premium decreases by 1% during each subsequent twelve-month period after November 19, 2020.
The Loan Amendment is collateralized by a first priority security interest on substantially all of the Company's assets, including intellectual property. The affirmative covenants of the Loan Amendment require that the Company timely file taxes, maintain good standing and government compliance, maintain liability and other insurance, provide prompt notification of significant corporate events, and furnish audited financial statements within 150 days of fiscal year end without qualification as to the scope of the audit or as to going concern and without any other similar qualification.
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019. The consequences of failing to achieve the performance covenant will be waived if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. In addition, the Loan Amendment requires that the Company maintain certain levels of minimum liquidity. The Company is required to maintain an unrestricted cash balance of $2.0 million.
The negative covenants provide, among other things, that without the prior consent of Innovatus subject to certain exceptions, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company's property, pay dividends on the Company's capital stock or make prohibited investments. The Loan Amendment agreement provides that an event of default will occur if, among other triggers, (i) the Company defaults in the payment of any amount payable under the agreement when due, (ii) there occurs any circumstance(s) that could reasonably be expected to result in a material adverse effect on the Company's business, operations or condition, or on the Company's ability to perform its obligations under the agreement, (iii) the Company becomes insolvent, (iv) the Company undergoes a change in control or (v) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement.
At December 31, 2019, the Company was in compliance with all covenants of the Loan Amendment.
Upon an event of default in any of the Loan Amendment covenants, the repayment of the Loan Amendment may be accelerated and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the Loan Amendment can be accelerated under certain circumstances, the Company believes acceleration of this loan is not probable as of the date of these financial statements. Accordingly, the Company has reflected the amounts of the Loan Amendment due beyond twelve months of the balance sheet date as non-current.
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
Future Minimum Payments on the Outstanding Borrowings
As of December 31, 2019, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

Years Ending December 31,
2020	$1,725
2021	1,755
2022	2,996
2023	15,619
2024	14,280
Total	36,375
Less:
Unamortized debt discount and issuance costs	(390)
Interest	(10,131)
Total borrowings, net of discounts and debt issuance costs	$25,854

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
The following warrants to purchase common stock were outstanding as of December 31, 2019:

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
The outstanding warrants to purchase shares of common stock are equity classified at December 31, 2019.

Note 6. Commitments and Contingencies
Leases
As of December 31, 2019, the Company leases an office and laboratory space in Vista, California, under a lease that expires in January 2021, with options to extend the lease for two additional 36-month periods. In addition, the Company also leases an office space in Vista, California, under a lease that expires in January 2021 with an option to extend the lease for an additional 24-month period. The Company's lease payments under each of these leases are subject to escalation clauses.
Minimum annual lease payments under non-cancelable lease arrangements at December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2020	$272	$411
2021	272	34
2022	246	—
2023	159	—
2024	—	—
Total minimum lease payments	949	$445
Less: amount representing interest	(75)
Present value of future minimum lease payments	874
Less: current portion	(238)
Long-term capital lease obligations	$636
For the years ended December 31, 2019 and 2018, rent expense was $0.5 million and $0.4 million, respectively.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at December 31, 2019 and December 31, 2018.
In addition, the Company has ongoing royalty payment obligations on net sales of products which incorporate certain acquired technologies ranging from 2.5% to 7.5%. Future royalties payable under these arrangements are limited to the lesser of an aggregate of $4.2 million (including an upfront payment of $100,000) or the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments on net sales of products which incorporate licensed technology, as defined, ranging from 3.0% to 20.0%. Royalties are accrued when earned and recorded in costs of revenue in the accompanying statement of operations.
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
Litigation
The Company is not a party to any litigation and does not have contingent reserves established for any litigation liabilities. From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities.

Note 7. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,760	$70,760	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$8,618	$8,618	$—	$—
Liabilities:
Redeemable convertible preferred stock warrant liabilities	$1,503	$—	$—	$1,503
The fair value of the Company's money market funds is based on quoted market prices.
The following table includes a roll-forward of the financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy (in thousands):

Liability Classified Warrants
Balances at December 31, 2017	$896
Issuance of warrants to purchase shares of Series F redeemable convertible preferred stock in connection with 2017 Term Loan (Note 4)	289
Remeasurement of financial instruments	318
Balances at December 31, 2018	1,503
Remeasurement of financial instruments	(267)
Net exercise of preferred stock warrants	(510)
Reclassification of liability classified warrants to stockholders' equity (deficit)	(726)
Balance at December 31, 2019	$—
Changes in the fair value of the Company's liability classified warrants are recorded in the line item change in fair value of financial instruments in the accompanying statement of operations.

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
Upon completion of the Company's IPO in September 2019, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding at December 31, 2019.
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
The Company concluded that the third tranche closing of the Series F preferred stock purchase agreement contained a single freestanding financial instrument, shares of Series F redeemable convertible preferred stock, and the Company determined there were no embedded features requiring bifurcation in the shares of Series F redeemable convertible preferred stock issued in the third tranche closing. The Company accounted for the difference between the estimated fair value and the $0.078 per share purchase price of shares of Series F redeemable convertible preferred stock issued in the third tranche closing as a deemed dividend since all investors in the third closing are existing preferred stockholders of the Company, and the Company did not identify any elements to the transaction which it believes were compensatory in nature. As a result, the Company recognized a deemed dividend in the amount of $1.2 million in the first quarter of 2018, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying statement of redeemable convertible preferred stock and stockholders’ deficit.
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
The Company concluded that the closing of the Series H preferred stock purchase agreement contained a single freestanding financial instrument, shares of Series H redeemable convertible preferred stock, and the Company determined there were no embedded features requiring bifurcation in the shares of Series H redeemable convertible preferred stock issued at closing. The Company accounted for the difference between the effective conversion price of $0.04712 and the fair value of the underlying common stock at the commitment date as a beneficial conversion feature, which was immediately accreted as a deemed dividend. As a result, the Company recognized a beneficial conversion feature in the amount of $6.7 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying statement of redeemable convertible preferred stock and stockholders’ equity (deficit). Additionally, the Company concluded that the conversion of shares of Series G into shares of Series H redeemable convertible preferred stock in connection with the issuance of Series H redeemable convertible preferred stock represented an extinguishment of the Series G shares. As a result, the Company recognized a deemed dividend for the extinguishment charge in the amount of $6.9 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying statement of redeemable convertible preferred stock and stockholders' equity (deficit).

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
On September 23, 2019, the Company closed its IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of the Company's common stock. Including the exercise of the option to purchase additional shares, the aggregate net proceeds to the Company from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In addition, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H

redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock.

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
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and will initially be reserved for issuance under the 2019 Plan. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of December 31, 2019, 1,283,996 shares remained available for future awards. Under the evergreen provision, on January 1, 2020, an additional 502,440 shares became available for issuance under the 2019 Plan.
The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant.
Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	661,180	$1.22	9.52	$6,198
Granted	816,356	$13.99
Exercised	(1,548)	$2.41
Forfeited	(99,967)	$7.50
Expired	(479)	$42.08
Outstanding, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Vested and expected to vest, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Options exercisable, December 31, 2019	203,344	$3.49	7.85	$4,625
The weighted-average grant date fair value per share of employee options granted to employees during the years ended December 31, 2019 and 2018 was $7.79 and $0.17, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The fair value of the Company's common stock is $25.40 and $9.92 per share at December 31, 2019 and 2018, respectively. The intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was an immaterial amount and zero, respectively.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Years Ended December 31,
	2019	2018
Expected volatility	46%-59%	70%
Risk-free interest rate	1.6%-2.6%	1.4% - 2.6%
Dividend yield	—	—
Expected term (in years)	5.75-6.08	6.08

Total non-cash stock-based compensation expense recorded related to options granted in the statement of operations is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Cost of revenue	$9	$12
Selling, general and administrative	445	93
Research and development	118	9
Total	$572	$114
As of December 31, 2019, total unrecognized compensation cost was $5.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.
Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted the Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 120,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2020 calendar year through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on December 31st, or (ii) such lesser amount determined by the Board of Directors. Under the evergreen provision, on January 1, 2020, an additional 125,610 shares became available for issuances under the ESPP. There has been no stock-based compensation expense incurred related to the ESPP for the year ended December 31, 2019.
Common stock reserved for future issuance consists of the following at December 31, 2019:

Warrants to purchase common stock	461,273
Common stock option grants issued and outstanding	1,375,542
Common shares available for grant under the stock option plan	1,283,996
Common shares available for future issuance under ESPP	120,000
Total	3,240,811

Note 11. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	5	27
Total current	5	27
Deferred:
Federal	10	10
State	10	21
Total deferred	20	31
Provision for income tax	$25	$58

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2019	2018
Federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefits	(3.6)%	(3.9)%
Change in fair value of preferred stock liabilities	(0.5)%	0.8%
Change in valuation allowance	(36.1)%	23.2%
Limitation of net operating losses	59.8%	—%
Other	1.6%	1.6%
Effective tax rate	0.2%	0.7%
Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are shown below. A valuation allowance has been established as realization of the Company’s deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense (in thousands).

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$15,287	$18,937
Research and development tax credits	419	313
Accruals, reserves and other	590	1,394
Interest expense	744	691
Basis differences in fixed and intangible assets	225	230
Total gross deferred tax assets	17,265	21,565
Less: Valuation allowance	(16,797)	(21,138)
Deferred tax assets, net	468	427
Deferred tax liabilities:
Financing and acquisition-related liabilities	(336)	(338)
Indefinite lived assets	(396)	(334)
Deferred tax liabilities, net	(732)	(672)
Net deferred tax liabilities	$(264)	$(245)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018, which related primarily to increases in net operating loss carryforwards, accrued revenue and accruals and reserves were as follows (in thousands):

	December 31,
	2019	2018
Valuation allowance at the beginning of the year	$21,138	$19,929
Decreases recorded as benefits to income tax provision	(4,341)	—
Increases recorded to income tax provision	—	1,209
Valuation allowance at the end of the year	$16,797	$21,138
At December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $60.7 million and $80.8 million, respectively. At December 31, 2019 and 2018, the Company had state net operating loss carryforwards of $43.5 million and $30.6 million, respectively. Approximately $43.5 million of the federal tax loss carryforwards will begin to expire in 2022, unless previously utilized. The federal net operating loss carryforwards generated in after December 31, 2017 of $17.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company’s state tax loss carryforwards will expire in 2032, unless previously utilized.
At December 31, 2019, the Company's deferred tax assets are primarily comprised of federal and state tax net operating loss carryforwards. The Company completed a formal study through the year ended December 31, 2019 and determined ownership changes within the meaning of Internal Revenue Code (IRC), Section 382 had occurred in 2003, 2008, 2012, 2017 and 2019. Based on the analysis, $61.8 million of the Company's tax attribute carryforwards through December 31, 2017 cannot be utilized under IRC Section 382. The Company's ability to utilize net operating loss carryforwards generated after December 31, 2017 will not expire under the Tax Cuts and Jobs Act of 2017. The Company adjusted tax attribute carry forwards and deferred tax assets accordingly. As the deferred tax assets associated with the tax attribute carry forwards were fully offset by a valuation allowance, a corresponding reduction in the Company's valuation allowance was also recorded, resulting in no income tax impact.
The Company is subject to taxation in the U.S. and in various state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company recognizes interest and / or penalties related to income tax matters in its provision for income taxes. The Company does not have any accruals for, and did not recognize any, interest or penalties in these financial statements in any period presented.
Uncertain Tax Positions
At December 31, 2019 and 2018, the Company had no unrecognized tax benefits.
The Company does not believe that the balance of unrecognized tax benefits will materially change within the next twelve months.

Note 12. Related Parties
The Company entered into a consulting services agreement, as amended, with a member of the Company's Board of Directors under which this board member provides certain scientific consulting services to the Company. Under this agreement, as amended in June 2018, this board member is compensated at a bi-weekly rate of $5,000 (plus reimbursement for certain administrative and travel related expenses) and received options to purchase 544 shares of common stock in November 2017, the commencement date of the agreement. Total amounts paid to this board member under this agreement for the years ended December 31, 2019 and 2018, were $130,000 and $126,000, respectively, which was recorded in research and development expenses in the accompanying statements of operations. The Company accounted for the grant of options as an award to a non-employee and measures compensation cost for this award based on the value of the award at the date the consulting services are complete. The options granted to this board member were granted at an exercise price of $0.367 (the estimated fair value of share of common stock on the grant date using an OPM model), and vests over a three-year term expected to coincide with the period the board member is expected to provide consulting services to the Company. The estimated fair value of the awards and related compensation cost recognized during the years ended December 31, 2019 and 2018 was immaterial. All compensation cost related to these awards is recorded in research and development expenses in the accompanying statements of operations. Effective July 12, 2019, this consultant no longer serves on the Company's Board of Directors.
In September 2011, the Company entered into a license agreement with the Company's former Chief Scientific Officer, and a related company, De Novo Diagnostics, Inc. The license agreement, covering novel methods for monitoring low-dose methotrexate therapy, relates to technology developed by the Company's former Chief Scientific Officer prior to joining the Company. The technology has yet to be used by the Company. Under the agreement, the Company's Chief Scientific Officer will be eligible to receive up to $0.6 million upon the achievement of certain sales milestones and an ongoing royalty of 5% on sales.
The third tranche closing of the Series F financing, the closings of the Series G financing and the Series H financing described in Note 8 were issued to existing holders of the Company's redeemable convertible preferred stock, including certain members of our Board of Directors.

Note 13. 401(k) Plan
The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. For the years ended December 31, 2019 and 2018, the Company made contributions to the Plan at 3% of qualified employee compensation, which totaled approximately $0.4 million.

Note 14. Subsequent Events
Subsequent to December 31, 2019, stock options for 290,000 shares of the Company's common stock were granted to Company employees.
In March 2020, the Company entered into a new lease agreement related to expanded office and laboratory space in the building attached to the Company's existing headquarters. The initial term of the lease agreement is five years and nine months, expiring in January 2026. The lease agreement provides for monthly base rent of $12,724 beginning in May 2020, which amount shall increase 3% annually beginning in February 2022. The lease agreement does not include any right or option to extend the term after its expiration.
In March 2020, the Company entered into a lease extension on our existing office space located adjacent to the Company's headquarters. The lease extension extends the term from February 2021, until its new expiration in January 2026. The lease extension provides that the base monthly rent for the leased space shall be $19,000, for the 12-month period beginning in February 2021, which amount shall increase $600 on a monthly basis each additional 12-month period until its expiration. In addition, the lease extension added an option for the Company to extend the term of the lease for one five year period, commencing when the prior term expires.
In addition, in March 2020, the Company entered into a lease amendment relating to its headquarters. The lease amendment extends to the term of the lease from April 2020, until its new expiration in January 2026. The lease amendment provides that the base monthly rent for the leased space shall be $16,308.57, for the 10-month period beginning in April 2020, which amount shall increase to $17,325 in February 2021, and shall increase 3% annually thereafter. In addition, the lease amendment added an option for the Company to extend the term of the lease for one five year period, commencing when the prior term expires.
In March 2020 the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result, the Company is taking the steps to protect the health, safety and well-being of its employees, Associates, and communities by equipping various staff members to work remotely for an uncertain period of time. The Company has started to experience challenges resulting from social distancing and stay-at home orders through a reduction in testing volumes. The Company cannot reasonably estimate the length or severity of this pandemic, which may result in a material adverse impact on its balance sheets, results of operations and cash flows in 2020.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.4	Form of Preferred Stock Purchase Warrant issued to Capital Royalty Partners and related advisors by the Registrant in connection with the Term Loan Agreement, by and between Capital Royalty Partners II L.P., Capital Royalty Partners II - Parallel Fund "A" L.P., Parallel Investment Opportunities Partners II L.P. and the Registrant.	S-1/A	333-233446	4.5	9/9/2019
4.5	Form of Warrant to Purchase Shares of Preferred Stock issued to investors by the Registrant in October 2015.	S-1/A	333-233446	4.6	9/9/2019
4.6	Amendment to Convertible Promissory Notes and Warrants, dated January 19, 2016.	S-1/A	333-233446	4.7	9/9/2019
4.7	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Registrant in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.8	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Registrant's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
10.1#	Exagen Corporation 2002 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.1	9/9/2019
10.2#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.3#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.4#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.5#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.6†	License Agreement, dated September 13, 2007, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Proprius, Inc.).	S-1/A	333-233446	10.6	9/9/2019
10.7†	First Amendment to License Agreement, dated October 23, 2013, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Cypress Bioscience, Inc.).	S-1/A	333-233446	10.7	9/9/2019

10.8	Asset Purchase Agreement, dated February 9, 2009, by and between the Registrant (as successor in interest to Cypress Bioscience, Inc.) and Cellatope Corporation.	S-1/A	333-233446	10.8	9/9/2019
10.9	Amendment No. One to Asset Purchase Agreement, dated December 14, 2012, by and between the Registrant and Cellatope Corporation.	S-1/A	333-233446	10.9	9/9/2019
10.10	Amendment No. Two to Asset Purchase Agreement, dated January 11, 2017, by and between the Registrant and Cellatope Corporation.	S-1/A	333-233446	10.10	9/9/2019
10.11†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.11	9/9/2019
10.12†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.12	9/9/2019
10.13	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.13	9/9/2019
10.14†	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.14	9/9/2019
10.15	Amendment No. Four to Asset Purchase Agreement, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.15	9/9/2019
10.16	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.16	9/9/2019
10.17†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.17	9/9/2019
10.18†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.18	9/9/2019
10.19†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.19	9/9/2019
10.20†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.20	9/9/2019
10.21	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.21	9/9/2019
10.22†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.22	9/9/2019
10.23†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Registrant.	S-1/A	333-233446	10.23	9/9/2019

10.24†	Co-Promotion Agreement, dated December 10, 2018, by and between Janssen Biotech, Inc. and the Registrant.	S-1/A	333-233446	10.24	9/9/2019
10.25	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Registrant.	S-1/A	333-233446	10.25	9/9/2019
10.26	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Registrant.	S-1/A	333-233446	10.26	9/9/2019
10.27	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Registrant.					X
10.28	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Registrant.					X
10.29	Fourth Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Registrant.					X
10.30	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Registrant.	S-1/A	333-233446	10.31	9/9/2019
10.31	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Registrant.					X
10.32	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Registrant.					X
10.33	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Registrant.					X
10.34	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Registrant.	S-1/A	333-233446	10.32	9/9/2019
10.35	Loan and Security Agreement, dated September 7, 2017, by and between Innovatus Life Sciences Lending Fund I, LP and the Registrant.	S-1/A	333-233446	10.33	9/9/2019
10.36	First Amendment to Loan and Security Agreement with Innovatus Life Sciences Lending I, LP dated November 19, 2019.					X
10.37#	Offer Letter, dated October 12, 2010, by and between Thierry Dervieux, Ph.D. and the Registrant, as amended on September 9, 2011 and September 6, 2019.	S-1/A	333-233446	10.34	9/9/2019
10.38	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.39#	Offer Letter, dated October 7, 2011, by and between Fortunato Ron Rocca and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.36	9/9/2019
10.40#	Offer Letter, dated May 16, 2017, by and between Kamal Adawi and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.37	9/9/2019
10.41#	Offer Letter dated February 21, 2020, by and between Debra Zack, MD Ph.D. and the Registrant.					X
10.42#	Non-Employee Director Compensation Program.	S-1/A	333-233446	10.38	9/9/2019

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*  This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
# Indicates management contract or compensatory plan.
† Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: March 25, 2020	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fortunato Ron Rocca and Kamal Adawi as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fortunato Ron Rocca	President, Chief Executive Officer and Director	March 25, 2020
Fortunato Ron Rocca	(Principal Executive Officer)

/s/ Kamal Adawi	Chief Financial Officer and Corporate Secretary	March 25, 2020
Kamal Adawi	(Principal Financial and Accounting Officer)

/s/ Brian Birk	Chairman of the Board of Directors	March 25, 2020
Brian Birk

/s/ Chet Burrell	Director	March 25, 2020
Chet Burrell

/s/ Jeff Elliott	Director	March 25, 2020
Jeff Elliott

/s/ Tina S. Nova, Ph.D.	Director	March 25, 2020
Tina S. Nova, Ph.D.

/s/ Ebetuel Pallares, Ph.D.	Director	March 25, 2020
Ebetuel Pallares, Ph.D.

/s/ Bruce C. Robertson, Ph.D.	Director	March 25, 2020
Bruce C. Robertson, Ph.D.

/s/ James L.L. Tullis	Director	March 25, 2020
James L.L. Tullis