Form 10-Q
period 2020-03-31
EXAGEN INC.
filed 2020-05-11
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39049

EXAGEN INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0434866
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1261 Liberty Way,	Suite C
Vista,	California	92081
(Address of Principal Executive Offices)		(Zip Code)

(760)	560-1501
(Registrant's Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XGN	The Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 8, 2020 was 12,640,217.

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,648	$72,084
Accounts receivable, net	5,843	5,715
Prepaid expenses and other current assets	3,084	3,451
Total current assets	77,575	81,250
Property and equipment, net	1,376	1,380
Goodwill	5,506	5,506
Other assets	187	174
Total assets	$84,644	$88,310
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,566	$1,476
Accrued liabilities	4,763	4,419
Total current liabilities	7,329	5,895
Borrowings-non-current portion, net of discounts and debt issuance costs	26,050	25,854
Deferred tax liabilities	147	264
Other non-current liabilities	581	638
Total liabilities	34,107	32,651
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 (unaudited) and December 31, 2019; 12,627,056 and 12,560,990 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	13	13
Additional paid-in capital	220,689	220,248
Accumulated deficit	(170,165)	(164,602)
Total stockholders' equity	50,537	55,659
Total liabilities and stockholders' equity	$84,644	$88,310
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Revenue	$9,584	$9,260
Operating expenses:
Costs of revenue	4,545	4,442
Selling, general and administrative expenses	9,626	6,179
Research and development expenses	634	513
Total operating expenses	14,805	11,134
Loss from operations	(5,221)	(1,874)
Interest expense	(631)	(901)
Other income, net	171	71
Loss from operations	(5,681)	(2,704)
Income tax benefit	118	—
Net loss	(5,563)	(2,704)
Accretion of redeemable convertible preferred stock	—	(2,114)
Net loss attributable to common stockholders (Note 2)	$(5,563)	$(4,818)
Net loss per share, basic and diluted (Note 2)	$(0.44)	$(76.46)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	12,595,715	63,016
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	12,560,990	$13	$220,248	$(164,602)	$55,659
Exercise of stock options	43,700	—	10	—	10
Stock-based compensation	—	—	431	—	431
Net exercise of common stock warrants	22,366	—	—	—	—
Net loss	—	—	—	(5,563)	(5,563)
Balances at March 31, 2020	12,627,056	$13	$220,689	$(170,165)	$50,537

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	532,606,084	$105,232	63,005	$—	$40,598	$(152,564)	$(111,966)
Accretion of redeemable convertible preferred stock	—	2,114	—	—	(2,114)	—	(2,114)
Exercise of stock options	—	—	24	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	12
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $96 (Note 7)	97,646,289	7,520	—	—	—	—	—
Net loss	—	—	—	—	—	(2,704)	(2,704)
Balances at March 31, 2019	630,252,373	$114,866	63,029	$—	$38,496	$(155,268)	$(116,772)
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,563)	$(2,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	182
Amortization of debt discount and debt issuance costs	65	201
Non-cash interest expense	131	159
Deferred income taxes	(117)	—
Loss on disposal of assets	—	4
Stock-based compensation	431	12
Changes in assets and liabilities:
Accounts receivable, net	(128)	(487)
Prepaid expenses and other current assets	367	378
Other assets	(14)	—
Accounts payable	1,054	145
Accrued and other liabilities	347	160
Net cash used in operating activities	(3,301)	(1,950)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(363)
Net cash used in investing activities	(84)	(363)
Cash flows from financing activities:
Proceeds from sale of common stock upon exercise of stock options	10	—
Principal payment on capital lease obligations	(61)	(20)
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	3,770
Payments of deferred offering costs	—	(274)
Net cash (used in) provided by financing activities	(51)	3,476
Net change in cash, cash equivalents and restricted cash	(3,436)	1,163
Cash, cash equivalents and restricted cash, beginning of period	72,184	13,264
Cash, cash equivalents and restricted cash, end of period	$68,748	$14,427
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$432	$502
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$—	$2,114
Equipment purchased under capital lease obligations	$2	$—
Costs incurred, but not paid, in connection with capital expenditures	$37	$12
Issuance costs included in accounts payable and accrued liabilities	$—	$750
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
Liquidity
The Company has suffered recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At March 31, 2020, the Company had cash and cash equivalents of $68.6 million and had an accumulated deficit of $170.2 million, respectively. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of March 31, 2020, the condensed statements of operations and the condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2020 and its results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 in accordance with GAAP. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on March 25, 2020.
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

Significant payers and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payer and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2020	2019
Medicare	25%	26%
Blue Shield	12%	13%
United Healthcare	10%	11%
Medicare Advantage	13%	10%

	Accounts Receivable
	March 31, 2020	December 31, 2019

United Healthcare	22%	22%
Blue Shield	14%	15%
Janssen (SIMPONI®)	*	19%

*	Less than 10%.
For the three months ended March 31, 2020 and 2019, approximately 83%, and 85%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended March 31, 2020 and 2019, approximately 96% and 94%, respectively, of the Company's inventories were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.

Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payer and customer category (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Healthcare insurers	$6,062	$5,461
Government	2,245	2,432
Client	1,082	1,105
Other(1)	195	162
Janssen (SIMPONI®)	—	100
Total revenue	$9,584	$9,260
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

Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$68,648	$72,084
Restricted cash	100	100
	$68,748	$72,184
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
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States (the Janssen Agreement). The Company is responsible for the costs associated with its salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen agreement. In exchange for the Company's sales and co-promotional services, the Company is entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The promotion fee is determined on a sliding rate, ranging from the high hundreds of dollars to the low one thousands per prescribed unit of SIMPONI®, depending on the number of increased prescriptions, and varies per increased prescription. In addition, during the term of the Janssen agreement, the Company is restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the agreement without first obtaining Janssen's written consent.
In September 2019, the Company exercised its option to extend the term of the Janssen Agreement to December 31, 2021. Janssen may terminate the Janssen Agreement at any time for any reason upon 30 days' notice to the Company, and the Company may terminate the Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized no co-promotional revenue and approximately $0.1 million during the three months ended March 31, 2020 and 2019, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.4 million for the three months ended March 31, 2020 and 2019.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock and options outstanding under the Company's stock option plans. For the three months ended March 31, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock	—	5,734,680
Warrants to purchase redeemable convertible preferred stock	—	224,493
Warrants to purchase common stock	436,581	934,789
Common stock options	1,630,014	662,365
Total	2,066,595	7,556,327

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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework--Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all period presented upon their effective date. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and the adoption did not have a material impact on its condensed financial statements.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Diagnostic testing supplies	$1,299	$1,427
Prepaid product royalties	110	123
Prepaid maintenance and insurance contracts	1,651	1,768
Other prepaid assets	24	133
Prepaid and other current assets	$3,084	$3,451

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Furniture and fixtures	$32	$25
Laboratory equipment	2,501	2,228
Computer equipment and software	891	851
Leasehold improvements	424	424
Construction in progress	49	247
Total property and equipment	3,897	3,775
Less: accumulated depreciation and amortization	(2,521)	(2,395)
Property and equipment, net	$1,376	$1,380
Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was approximately $0.1 million and $0.2 million, respectively. At March 31, 2020 and December 31, 2019, the gross book value of assets under capital lease was $1.1 million and $0.8 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related expenses	$2,733	$2,362
Accrued interest	145	145
Accrued purchases of goods and services	282	319
Accrued royalties	407	727
Accrued clinical study activity	50	40
Capital lease obligations, current portion	241	238
Other accrued liabilities	905	588
Accrued liabilities	$4,763	$4,419

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At March 31, 2020, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For the three months ended March 31, 2020 and 2019, the Company issued PIK Loans totaling $0.1 million and $0.2 million, respectively.
If the Loan Amendment is prepaid before November 19, 2020, the Loan Amendment requires a prepayment premium of 3% of the aggregate outstanding principal. The prepayment premium decreases by 1% during each subsequent twelve-month period after November 19, 2020.
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
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019. The Company believes it is reasonably possible that it may fail to meet this affirmative covenant in the second or third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes. The consequences of failing to achieve the performance covenant will be waived if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. In addition, the Loan Amendment requires that the Company maintain certain levels of minimum liquidity. The Company is required to maintain an unrestricted cash balance of $2.0 million.
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
At March 31, 2020, the Company was in compliance with all covenants of the Loan Amendment.
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
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2020, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

March 31, 2020
2020 (remaining)	$1,299
2021	1,755
2022	2,996
2023	15,619
2024	14,280
Total	35,949
Less:
Unamortized debt discount and issuance costs	(367)
Interest	(9,532)
Total borrowings, net of discounts and debt issuance costs	$26,050

Note 5. Commitments and Contingencies
Leases
As of March 31, 2020, the Company leases an office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases an additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended March 31, 2020 and 2019, rent expense was $0.1 million.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at March 31, 2020 and December 31, 2019.

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
Supply Agreement
In 2019, the Company entered into an amended supply agreement with one supplier for reagents which includes a minimum annual purchase commitment of $4.2 million for each of the three years covered by the original agreement, which terminates in 2021.
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

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67,431	$67,431	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,760	$70,760	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.

Note 7. Redeemable Convertible Preferred Stock

Series G Financing
In January 2019, the Company entered into an agreement with new and certain existing preferred stockholders to issue shares of Series G redeemable convertible preferred stock in multiple separate closings at a per share price of $0.078 in each closing. In conjunction with the issuance of the Series H redeemable convertible preferred stock, each share of issued and outstanding Series G redeemable convertible preferred stock was converted into shares of Series H redeemable convertible preferred stock.
Upon completion of the Company's IPO in September 2019, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding at March 31, 2020.

Note 8. Stockholders' Equity
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of March 31, 2020:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	259,975	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	71,753	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants (1)	83,778	14.32	September 8, 2017	September 8, 2024
Common stock warrants (1)	20,944	14.32	December 7, 2018	December 7, 2025
	436,581
(1) Prior to the conversion upon IPO, the remaining warrants were for the purchase of Series F redeemable convertible preferred stock.
During the first quarter of 2020, warrants to purchase common stock for 24,692 shares of the Company's common stock were exercised via cashless exercise resulting in the issuance of 22,366 shares of common stock

Note 9. Stock Option Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and will initially be reserved for issuance under the 2019 Plan. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount as determined by the Board of Directors. As of March 31, 2020, 1,488,919 shares remained available for future awards.
The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant.
Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Granted	514,131	$19.51
Exercised	(43,700)	$0.26
Forfeited	(215,542)	$9.73
Expired	(417)	$19.04
Outstanding, March 31, 2020	1,630,014	$11.88	9.22	$9,324
Vested and expected to vest, March 31, 2020	1,630,014	$11.88	9.22	$9,324
Options exercisable, March 31, 2020	199,168	$3.77	7.90	$2,740
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2020	2019
Expected volatility	47%-50%	59%
Risk-free interest rate	0.6%-1.7%	2.6%
Dividend yield	—	—
Expected term (in years)	6.08	6.08

Total non-cash stock-based compensation expense recorded related to options granted in the condensed statement of operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$6	$1
Selling, general and administrative	422	10
Research and development	3	1
Total	$431	$12
As of March 31, 2020, total unrecognized compensation cost was $8.7 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.

Note 10. Related Parties
The closings of the Series G financing described in Note 7 were issued to existing holders of the Company's redeemable convertible preferred stock, including certain members of our Board of Directors.

Note 11. COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting the Company's employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, the Company's test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during April as compared to the same period a year ago, the Company has experienced AVISE® CTD test volumes decreases of 12% and 56%, respectively. The Company expects its test volumes to continue to be adversely affected by COVID-19 and cannot predict when volumes will return to normal levels. In addition, the Company believes there are several other important factors that have impacted, and that it expects will impact its operating performance and results of operations, including shutdowns of its facilities and operations as well as those of its suppliers and courier services, disruptions to the supply chain of material needed for its tests, its sales and commercialization activities and its ability to receive specimens and perform or deliver the results from its tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well its inability to achieve volume-based pricing discounts with its key suppliers and absorb fixed laboratory expenses. In addition, the Company has experienced delays in patient enrollment for ongoing and planned clinical trials involving its tests. The Company may also experience a decrease or potential halt in shipments of its testing products as the Company's suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
While it is too early to predict the full impact COVID-19 will have on the Company's business, the Company expects it to have a material impact on its financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, the Company has equipped most of its employees with the ability to work remotely with the exception of its clinical laboratory employees, and implemented measures to protect the health of its employees and to support the functionality of its clinical laboratory. In March 2020, as a result of the COVID-19 pandemic, the Company terminated temporary employees and six full-time employees, which included three employees at the vice president level. The termination of full-time employees resulted in the recognition of a restructuring charge for termination benefits of $0.3 million which has been paid as of May 2020. Additionally, as a result of the workforce reduction, the Company recognized a reversal of stock-based compensation expense of $0.1 million in March 2020. The restructuring charges were included in selling, general and administrative expenses in the condensed statements of operations. In addition, the Company has increased the use of virtual sales tools, halted employee travel, implemented work schedule reductions, instituted a temporary hiring freeze and scaled marketing spend. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act did not have a material impact on the Company's effective tax rate or income tax provision for the three months ended March 31, 2020. Under the Tax Cuts and Jobs Act (TCJA), NOLs generated post TCJA were allowed to be carried forward indefinitely but were only allowed to offset 80% of taxable income. As a result of the CARES Act and the change to permit NOLs generated in taxable years 2018, 2019 and 2020 to offset 100% of taxable income, the Company has released valuation allowance against its deferred tax assets in the amount of $0.1 million. The release of valuation allowance results in a discrete tax benefit of $0.1 million in the first quarter of 2020.

Note 12. Subsequent Events
On April 10, 2020, the Company received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to the Company's agreement to comply with the Department of Health & Human Services' standard terms and conditions. These funds are not loans and will not be required to be repaid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020.
Forward Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, the impact of the COVID-19 pandemic, current and future product offerings, reimbursement and coverage, our ability to implement an integrated testing and therapeutics strategy, the expected benefits from our partnerships or promotion arrangements with third-parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview
We are dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which are based on our proprietary CB-CAPs technology. Our goal is to enable rheumatologists to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. Our strategy includes leveraging our portfolio of testing products to market therapeutics through our sales channel, targeting the approximately 5,000 rheumatologists across the United States. Our business model of integrating testing products and therapeutics positions us to offer targeted solutions to rheumatologists and, ultimately, better serve patients.
We currently market nine testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 83% and 85% of our revenue for the three months ended March 31, 2020 and 2019, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE. In order to advance our integrated testing and therapeutics strategy, in December 2018 we entered into the co-promotion agreement, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen, to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. We began direct promotion of SIMPONI® in January 2019 and in support of these promotion efforts we expanded our salesforce from 41 representatives as of March 31, 2019 to 62 representatives as of March 31, 2020, prior to our business starting to be affected by the COVID-19 pandemic. Our SIMPONI® promotion efforts contributed no revenue and approximately $0.1 million in revenue for the three months ended March 31, 2020 and 2019, respectively, with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline of approximately 29,000 prescribed units per quarter.
We also have additional agreements with other leading pharmaceutical companies, including GlaxoSmithKline plc., or GSK, and Horizon Therapeutics Public Limited Company, or Horizon Therapeutics, that leverage our testing products and the information generated from such tests. We plan to pursue additional strategic partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days.
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
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of March 31, 2020 we had an accumulated deficit of $170.2 million. We incurred net losses of $5.6 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering, or IPO, in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of March 31, 2020 we had $68.6 million of cash and cash equivalents.
COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during April as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 12% and 56%, respectively. We expect our test volumes to continue to be adversely affected by COVID-19 and we cannot predict when volumes will return to normal levels. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical trials involving our tests. We may also experience a decrease or potential halt in shipments of our testing products as our suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
While it is too early to predict the full impact COVID-19 will have on our business, we expect it to have a material impact on our financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory. In March 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and six full-time employees, which included three employees at the vice president level. In addition, we have increased the use of virtual sales tools, halted employee travel, implemented work schedule reductions, instituted a temporary hiring freeze and scaled marketing spend. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.
Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since its launch in 2012, we have grown the number of our AVISE® CTD tests delivered at a compound annual growth rate of 81%, with limited incremental investment in our commercial infrastructure. Over 105,000 AVISE® CTD tests were delivered in 2019, representing 26% growth over 2018, and the number of ordering healthcare providers reached 1,707 in the fourth quarter of 2019, representing 34% growth over the same quarter in 2018. Through the first quarter of 2020, 27,126 AVISE® CTD tests were delivered, representing approximately 13% growth over the same period in 2019, and the number of ordering healthcare providers in the first quarter of 2020 reached 1,692, representing approximately 28% growth over the same period in 2019. For the first quarter of 2020, we reached 582 adopting healthcare providers (defined as those who had prescribed at least 11 diagnostic tests in the corresponding period) compared to 533 in the same period in 2019. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, including a retention rate of approximately 99% among adopting healthcare providers in the first quarter of 2020. More than 414,000 AVISE® CTD tests have been delivered since launch. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Promotion of SIMPONI®.    We began promoting SIMPONI® in the United States under the Janssen Agreement in January 2019. Our SIMPONI® promotion efforts contributed no revenue and approximately $0.1 million in revenue for the three months ended March 31, 2020 and 2019, respectively. First quarter 2020 revenue was negatively affected by the disruption of our salesforce expansion and related realignment, competitiveness of new JAK inhibitors and reduced patient flow in part from COVID-19 impacts. We may continue to encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the Janssen Agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including training and deploying additional sales representatives and creating demand for SIMPONI® through our own sales activities as well as those of Janssen. Based on our estimate of the total U.S. addressable market for SIMPONI®'s approved indications of $28 billion, each incremental 1% market share we are able to capture for SIMPONI® above the predetermined baseline under the Janssen Agreement could result in incremental revenue to us of up to $84 million. In interest of supporting these efforts we plan to continue to evaluate the reach and frequency of our salesforce. However, it may take longer to generate meaningful revenue than we currently expect and we may not be successful in materially increasing market share, which would cause us to continue to rely on our existing testing products to drive revenue growth.
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
▪Margin Expansion.    We believe growth in our promotion of therapeutics will meaningfully improve our margin profile and further support our goal of achieving profitability. We realized an increase to our gross margins beginning in the first quarter of 2020 following the expiration of a 10% annual royalty on our CB-CAPs technology. In addition, we believe we are well positioned to drive further margin expansion through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payer coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs. However, these potential margin increases may be partially offset by expected decreases in Medicare reimbursement rates as a result of the Protecting Access to Medicare Act of 2014, or PAMA.
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
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our salesforce in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The predetermined average baseline for the initial term of 18 months is approximately 29,000 prescribed units per quarter, subject to adjustment under certain circumstances. In September 2019, we exercised our option to extend the term of the Janssen agreement to December 31, 2021. Janssen may terminate the Janssen Agreement at any time for any reason upon 30 days' notice to us, and we may terminate the Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized no co-promotional revenue and approximately $0.1 million during the three months ended March 31, 2020 and 2019, respectively. However, we expect to continue to recognize revenue as we perform co-promotional services based on the number of total prescribed units of SIMPONI® over the predetermined baseline.

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
As discussed above, we expect our test volumes to continue to be adversely affected by COVID-19 and we cannot predict when volumes will return to normal levels.
Operating Expenses
Costs of Revenue
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
Due to the COVID-19 pandemic, we expect that our costs of revenue will decrease in absolute dollars in 2020 as compared to 2019, related to the decrease in test volumes described above. We expect the decrease in test volumes may result in an increase in cost per test due to our inability to realize volume discounts on materials and absorb fixed laboratory expenses.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, accounting and legal expenses, consulting costs, and allocated overhead including rent, information technology, depreciation and utilities.
We expect that our selling, general and administrative expenses will increase in absolute dollars in 2020 as compared to 2019, as we continue to evaluate the reach and frequency of our sales and sales support functions, including expansion activities related to our promotion of SIMPONI®, and incur expenses from operating as a public company for the entire year, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, additional insurance, investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax.
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
We expect that our research and development expenses will increase in absolute dollars in 2020 as compared to 2019, as we continue to invest in research and development activities related to our existing testing products and product candidates.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our loan agreement with Innovatus Life Sciences Lending Fund I, LP, or Innovatus.
We expect interest expense to decrease in the near term due to the lower interest rates and lower outstanding principal balances.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents.
Income Tax (Benefit) Expense
Other income, net, consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019
	(unaudited, in thousands)
Revenue	$9,584	$9,260	$324
Operating expenses:
Costs of revenue	4,545	4,442	103
Selling, general and administrative expenses	9,626	6,179	3,447
Research and development expenses	634	513	121
Total operating expenses	14,805	11,134	3,671
Loss from operations	(5,221)	(1,874)	(3,347)
Interest expense	(631)	(901)	270
Other income, net	171	71	100
Loss before income taxes	(5,681)	(2,704)	(2,977)
Income tax benefit	118	—	118
Net loss	$(5,563)	$(2,704)	$(2,859)
Revenue
Revenue increased $0.3 million, or 3.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in the number of diagnostic tests delivered. The number of AVISE® CTD tests, which accounted for 83% and 85% of revenue in the three months ended March 31, 2020 and 2019, respectively, increased to 27,126 tests delivered in the three months ended March 31, 2020 compared to 24,085 tests delivered in the same 2019 period. The increase is primarily due to the increased adoption of the AVISE® CTD test by rheumatologists as the number of ordering healthcare providers increased to 1,692 for the first quarter of 2020 as compared to 1,327 healthcare providers in the same 2019 period. The increase in revenue was partially offset by a decrease in average reimbursement per AVISE CTD test in the three months ended March 31, 2020 as compared to the prior year period, as well as a decrease in volume experienced during the second half of March due to COVID-19 impacts as compared to the prior year period. In addition, we did not recognize revenue from co-promoting SIMPONI® during the three months ended March 31, 2020 compared to $0.1 million during the three months ended March 31, 2019, due to prescription volume below the pre-defined baseline.
Costs of Revenue
Costs of revenue remained relatively consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.4 million, or 55.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $1.9 million as a result of increasing the size of our sales force from 41 as of March 31, 2019 to 62 as of March 31, 2020. The remaining increase relates primarily to increased audit and professional services of $0.7 million and insurance expenses of $0.4 million. The first quarter of 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses remained relatively consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Interest Expense
Interest expense decreased $0.3 million, or 30.0%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the three months ended March 31, 2020 compared to the prior year period.

Other Income, Net
Other income, net, remained relatively consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Income Tax (Benefit) Expense
Income tax benefit increased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a change in tax law under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2020 and 2019, we incurred a net loss of $5.6 million and $2.7 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of March 31, 2020, we had an accumulated deficit of $170.2 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of March 31, 2020, we had $68.6 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
In September 2017, we entered into the loan and security agreement with Innovatus under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the loan agreement. In November 2019, we amended the loan agreement, which we collectively refer to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the loan term is for five years with a final maturity date of November 2024. The Amended Loan Agreement accrues interest at an annual rate of 8.5%, of which 2.0%, during the first 36 months, will be treated as paid in-kind interest. Paid in-kind interest is added to the principal balance each period. After the initial 36 months of the loan, the entire 8.5% will be paid in cash at the end of each period. On or after the first anniversary of the Loan Amendment, but before the second anniversary of the Loan Amendment, we may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium. Prepayment before the second anniversary of the Loan Amendment may only occur for specified reasons in the Amended Loan Agreement. The prepayment premium decreases by 1% during each subsequent twelve-month period after the first anniversary of the Loan Amendment.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. We believe it is reasonably possible that we may fail to meet our financial performance affirmative covenant under the Amended Loan Agreement in the second or third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes. The consequences of failing to achieve the performance covenant will be waived if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations.
In connection with the execution of the 2017 Term Loan Agreement, we issued the lender a seven-year warrant to purchase 15,384,615 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share, and in December 2018, in connection with the additional $5.0 million borrowed under the 2017 Term Loan Agreement, we issued to the lender a seven-year warrant to purchase 3,846,154 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share. In connection with the completion of our IPO in September 2019, the warrants were automatically converted into warrants exercisable for an aggregate of 104,722 shares of common stock at an exercise price of $14.32.
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
•the impact of the recent COVID-19 pandemic on our business, including challenges resulting from social distancing and stay-at home orders through a reduction in testing volumes;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(3,301)	$(1,950)
Investing activities	(84)	(363)
Financing activities	(51)	3,476
Net change in cash, cash equivalents and restricted cash	$(3,436)	$1,163
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 was $3.3 million and primarily resulted from our net loss of $5.6 million adjusted for non-cash charges of $0.6 million related to depreciation, amortization, stock-based compensation and non-cash interest. The net cash used in operating activities was partially offset by changes in our net operating assets of $1.6 million primarily related to net increases in accounts payable and accrued liabilities.
Net cash used in operating activities for the three months ended March 31, 2019 was $2.0 million and primarily resulted from our net loss of $2.7 million adjusted for non-cash charges of $0.6 million for depreciation, amortization, stock-based compensation and non-cash interest. The net cash used in operating activities was partially offset by changes in our net operating assets of $0.2 million related to net increases in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 and March 31, 2019 was $0.1 million and $0.4 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 was $0.1 million and primarily resulted from principal payments on capital lease obligations.
Net cash provided by financing activities for the three months ended March 31, 2019 was $3.5 million and primarily resulted from net proceeds received from the issuance of our redeemable convertible preferred stock.
Critical Accounting Policies and Significant Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020.
Recent Accounting Pronouncements
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below:

Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the recent global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carries, government and third-party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of current COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during April as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 12% and 56%, respectively. We expect our test volumes to continue to be adversely affected by COVID-19 and cannot predict when volumes will return to normal levels. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from

Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical trials involving our tests. We may also experience a decrease or potential halt in shipments of our testing products as our suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
Our laboratory operations, including laboratory employees and medical directors, may be subject to closure or shut down, either due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Any disruption in our laboratory operations would have a material adverse effect on our business and would impede our ability to process tests in a timely manner, or at all. Additionally, as discussed above the demand for our testing products, and the demand for therapeutics, have significantly declined and may cease as COVID-19 continues to spread, including as a result of prioritization of hospital or clinical resources toward the pandemic or government imposed quarantines that impede patient flow or interrupt healthcare services or patients otherwise delaying or declining to seek treatment. The economic downturn may also result in closures of the practices of our primary customers. As it relates to our promotion efforts of SIMPONI, we may experience decreased demand for or discontinued treatment with SIMPONI from patients who are infected by COVID-19 or who may be at higher risk of infection if it is determined that such patients should minimize exposure to immunosuppressant therapies. Additionally, if we are unable to renegotiate contract terms with our suppliers, we will not be able to utilize the volume-based price discounts due to the decrease in demand for our testing products.
The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital on a timely basis or at all. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. COVID-19 may also have the effect of heightening many of the other risks described in this section and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Our term loan contains restrictions that limit our flexibility in operating our business, and if we fail to comply with the covenants and other obligations under our loan agreement, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.
In September 2017, we entered into the 2017 Term Loan Agreement, and in November 2019, we entered into the Amended Loan Amendment. The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. The Loan Amendment (i) decreased the interest rate on all borrowings to 8.5%, of which 2.0% is paid in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis under December 2022; after which interest accrues at an annual rate of 8.5%; (ii) extended the interest only period to December 2022 and the maturity date to November 19, 2024; (iii) revised the prepayment terms to (x) restrict prepayments for the initial year following the date of the Loan Amendment and (y) set the prepayment premium at 3% of the principal amount of any term loans prepaid prior to November 19, 2020, with such prepayment premium decreasing by 1% during each subsequent twelve-month period after November 2020; and (iv) replaced the interest-only milestones with a financial covenant requiring that we achieve a specified level of revenue, as measured on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019, subject to exceptions based on achievement of performance milestones and the ability to cure any default thereof with the issuance of equity securities or subordinated indebtedness. As of March 31, 2020, there was $25.0 million in principal outstanding under the term loan and an additional $1.4 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2022. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt, and, based on our current forecasts, we believe it is reasonably possible that we may fail to meet the financial performance affirmative covenant in the second or third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes.
In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes, but is not limited to, our failure to pay any amount due and payable under the Amended Loan Agreement, the occurrence of a material adverse change in our business as defined in the Amended Loan Agreement, our breach of any representation or warranty in the Amended Loan Agreement, our breach of any covenant in the Amended Loan Agreement (subject to a cure period in some cases), a change in control as defined in the Amended Loan Agreement, our default on any debt payments to a third-party in an amount exceeding $500,000 or any voluntary or involuntary insolvency proceeding. If an event of default occurs and we are unable to repay amounts due under the Amended Loan Agreement, Innovatus could foreclose on substantially all of our personal property, including our intellectual property. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to Innovatus or any other debt we may incur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On September 18, 2019, the SEC declared effective our registration statement on Form S-1 (File No. 333-233446), as amended, filed in connection with our IPO. At the closing of the offering on September 23, 2019, we issued and sold 4,140,00 shares of our common stock at the initial public offering price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $58.0 million, before deducting underwriting discounts, commissions and other offering expenses, which resulted in net proceeds of approximately $50.4 million and offering-related transaction costs of approximately $7.5 million. Cowen and Company, LLC, Cantor Fitzgerald & Co and William Blair & Company, L.L.C. acted as joint book-running managers for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
As of March 31, 2020, we have used approximately $5.6 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final Prospectus filed by us with the SEC on September 20, 2019.

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

EXAGEN INC.

Date: May 11, 2020	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)