Form 10-Q
period 2020-06-30
EXAGEN INC.
filed 2020-07-28
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39049

EXAGEN INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0434866
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1261 Liberty Way
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on July 24, 2020 was 12,640,409.

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,700	$72,084
Accounts receivable, net	7,263	5,715
Prepaid expenses and other current assets	2,500	3,451
Total current assets	73,463	81,250
Property and equipment, net	1,370	1,380
Goodwill	5,506	5,506
Other assets	174	174
Total assets	$80,513	$88,310
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,438	$1,476
Accrued and other current liabilities	4,317	4,419
Total current liabilities	5,755	5,895
Borrowings-non-current portion, net of discounts and debt issuance costs	26,249	25,854
Deferred tax liabilities	147	264
Other non-current liabilities	521	638
Total liabilities	32,672	32,651
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 12,640,409 and 12,560,990 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	221,356	220,248
Accumulated deficit	(173,528)	(164,602)
Total stockholders' equity	47,841	55,659
Total liabilities and stockholders' equity	$80,513	$88,310
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$8,948	$10,474	$18,532	$19,734
Operating expenses:
Costs of revenue	3,338	4,992	7,883	9,434
Selling, general and administrative expenses	8,276	7,302	17,902	13,481
Research and development expenses	751	590	1,385	1,103
Total operating expenses	12,365	12,884	27,170	24,018
Loss from operations	(3,417)	(2,410)	(8,638)	(4,284)
Interest expense	(635)	(910)	(1,266)	(1,811)
Change in fair value of financial instruments	—	467	—	467
Other income, net	689	68	860	139
Loss before income taxes	(3,363)	(2,785)	(9,044)	(5,489)
Income tax benefit	—	—	118	—
Net loss	(3,363)	(2,785)	(8,926)	(5,489)
Accretion of redeemable convertible preferred stock	—	(2,188)	—	(4,302)
Net loss attributable to common stockholders (Note 2)	$(3,363)	$(4,973)	$(8,926)	$(9,791)
Net loss per share, basic and diluted (Note 2)	$(0.27)	$(78.87)	$(0.71)	$(155.33)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	12,637,642	63,050	12,616,678	63,033
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	12,560,990	$13	$220,248	$(164,602)	$55,659
Exercise of stock options	43,700	—	10	—	10
Stock-based compensation	—	—	431	—	431
Net exercise of common stock warrants	22,366	—	—	—	—
Net loss	—	—	—	(5,563)	(5,563)
Balances at March 31, 2020	12,627,056	13	220,689	(170,165)	50,537
Exercise of stock options	3,599	—	2	—	2
Stock-based compensation	—	—	647	—	647
Exercise of common stock warrants	9,754	—	18	—	18
Net loss	—	—	—	(3,363)	(3,363)
Balances at June 30, 2020	12,640,409	$13	$221,356	$(173,528)	$47,841

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	532,606,084	$105,232	63,005	$—	$40,598	$(152,564)	$(111,966)
Accretion of redeemable convertible preferred stock	—	2,114	—	—	(2,114)	—	(2,114)
Exercise of stock options	—	—	24	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	12
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $96 (Note 7)	97,646,289	7,520	—	—	—	—	—
Net loss	—	—	—	—	—	(2,704)	(2,704)
Balances at March 31, 2019	630,252,373	114,866	63,029	—	38,496	(155,268)	(116,772)
Accretion of redeemable convertible preferred stock	—	2,188	—	—	(2,188)	—	(2,188)
Exercise of stock options	—	—	26	—	—	—	—
Stock-based compensation	—	—	—	—	11	—	11
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $28 (Note 7)	51,282,048	3,972	—	—	—	—	—
Net loss	—	—	—	—	—	(2,785)	(2,785)
Balances at June 30, 2019	681,534,421	$121,026	63,055	$—	$36,319	$(158,053)	$(121,734)
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(8,926)	$(5,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	363
Amortization of debt discount and debt issuance costs	132	393
Non-cash interest expense	263	320
Revaluation of warrant liabilities	—	(467)
Deferred income taxes	(117)	—
Loss on disposal of assets	—	217
Stock-based compensation	1,078	23
Changes in assets and liabilities:
Accounts receivable, net	(1,548)	(782)
Prepaid expenses and other current assets	951	234
Other assets	(1)	23
Accounts payable	(42)	(173)
Accrued and other liabilities	(100)	1,220
Net cash used in operating activities	(8,057)	(4,118)
Cash flows from investing activities:
Purchases of property and equipment	(237)	(375)
Proceeds from sale of property and equipment	—	300
Net cash used in investing activities	(237)	(75)
Cash flows from financing activities:
Proceeds from exercise of stock options	12	—
Proceeds from exercise of common stock warrants	18	—
Principal payment on capital lease obligations	(120)	(57)
Proceeds from Paycheck Protection Program loan	2,865	—
Repayment of Paycheck Protection Program loan	(2,865)	—
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	7,742
Payments of deferred offering costs	—	(419)
Net cash (used in) provided by financing activities	(90)	7,266
Net change in cash, cash equivalents and restricted cash	(8,384)	3,073
Cash, cash equivalents and restricted cash, beginning of period	72,184	13,264
Cash, cash equivalents and restricted cash, end of period	$63,800	$16,337
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$875	$1,095
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$—	$4,302
Equipment purchased under capital lease obligations	$2	$300
Costs incurred, but not paid, in connection with capital expenditures	$4	$5
Issuance costs included in accounts payable and accrued liabilities	$—	$475
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At June 30, 2020, the Company had cash and cash equivalents of $63.7 million and had an accumulated deficit of $173.5 million, respectively. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of June 30, 2020, the condensed statements of operations and the condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2020 and its results of operations for the three and six months ended June 30, 2020 and 2019, statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 in accordance with GAAP. The results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on March 25, 2020.
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

Significant payers and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payer and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Janssen (SIMPONI®)	23%	*	11%	*
Medicare	18%	27%	22%	27%
Blue Shield	11%	12%	12%	13%
United Healthcare	*	10%	*	10%
Medicare Advantage	*	11%	11%	11%

	Accounts Receivable
	June 30, 2020	December 31, 2019

Janssen (SIMPONI®)	28%	19%
United Healthcare	14%	22%
Anthem Blue Cross Blue Shield	12%	*
Blue Shield	10%	15%

*	Less than 10%.
For the three months ended June 30, 2020 and 2019, approximately 60%, and 82%, respectively, of the Company's revenue was related to the AVISE® CTD test. For the six months ended June 30, 2020 and 2019, approximately 72% and 83%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended June 30, 2020 and 2019, approximately 97% of the Company's diagnostic testing supplies were purchased from two suppliers. For the six months ended June 30, 2020 and 2019, approximately 97% and 96%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payer and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Healthcare insurers	$4,138	$6,067	$10,200	$11,528
Government	1,807	2,867	4,052	5,299
Client	746	1,088	1,828	2,193
Other(1)	206	148	401	310
Janssen (SIMPONI®)	2,051	304	2,051	404
Total revenue	$8,948	$10,474	$18,532	$19,734
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$63,700	$72,084
Restricted cash	100	100
	$63,800	$72,184
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
Payers are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, is recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payer (i.e. each individual third-party insurance, Medicare, client payers, patient self-pay, etc.) and per test basis.
Collection of the Company's net revenues from payers is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States (the Janssen Agreement). The Company is responsible for the costs associated with its salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen agreement. In exchange for the Company's sales and co-promotional services, the Company is entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For all periods presented, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020, the Janssen Agreement was amended (Amended Janssen Agreement). In accordance with the Amended Janssen Agreement, the predetermined baseline for prescribed units for each remaining quarter in 2020 was adjusted and is subject to further adjustment, and for each of the third and fourth quarters of 2020, the Company will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. The predetermined baseline for 2021 will be agreed upon by the Company and Janssen no later than November 30, 2020. In addition, during the term of the Janssen agreement, the Company is restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the agreement without first obtaining Janssen's written consent.

The Amended Janssen Agreement expires on December 31, 2021, unless extended by the Company for an additional 12 months upon 180 days written notice prior to the end of the current term. If the Company elects to extend the term, the predetermined baseline for 2022 will be subject to future agreement by the Company and Janssen. Janssen may terminate the Amended Janssen Agreement at any time for any reason upon 30 days' notice to the Company, and the Company may terminate the Amended Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Amended Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized co-promotional revenue of approximately $2.1 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively. The Company recognized co-promotional revenue of approximately $2.1 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million for the six months ended June 30, 2020 and 2019, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million for the six months ended June 30, 2020 and 2019.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock and options outstanding under the Company's stock option plans. For the three and six months ended June 30, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock	—	6,013,941	—	6,013,941
Warrants to purchase redeemable convertible preferred stock	—	224,493	—	224,493
Warrants to purchase common stock	426,827	934,789	426,827	934,789
Common stock options	1,677,000	662,987	1,677,000	662,987
Total	2,103,827	7,836,210	2,103,827	7,836,210

Government Assistance Grant Income
Government assistance grants which are unconditional when received and intended to compensate for expenses incurred or replace lost revenue are recognized when those expenses are incurred or during the period that lost revenue is experienced, and are included in other income, net.
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
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its condensed financial statements. The effective date of this guidance for public companies is for reporting periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, which delays the adoption for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. As an emerging growth company as defined in the JOBS Act, the Company has elected to delay adoption of this ASU until January 1, 2022. Topic 842 mandates a modified retrospective transition method. The Company intends to adopt the new lease standard using a cumulative effect to accumulated deficit and will elect the package of practical expedients, which among other things will allow the Company to carry forward its historical lease classification. The Company is currently evaluating the impact of Topic 842 on its condensed financial statements.
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

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Diagnostic testing supplies	$947	$1,427
Prepaid product royalties	75	123
Prepaid maintenance and insurance contracts	1,277	1,768
Other prepaid assets	201	133
Prepaid and other current assets	$2,500	$3,451

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Furniture and fixtures	$36	$25
Laboratory equipment	2,541	2,228
Computer equipment and software	915	851
Leasehold improvements	424	424
Construction in progress	102	247
Total property and equipment	4,018	3,775
Less: accumulated depreciation and amortization	(2,648)	(2,395)
Property and equipment, net	$1,370	$1,380
Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was approximately $0.2 million, and for the six months ended June 30, 2020 and 2019, was approximately $0.3 million and $0.4 million. At June 30, 2020 and December 31, 2019, the gross book value of assets under capital lease was $1.1 million and $0.8 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related expenses	$2,534	$2,362
Accrued interest	141	145
Accrued purchases of goods and services	318	319
Accrued royalties	193	727
Accrued clinical study activity	93	40
Capital lease obligations, current portion	242	238
Other accrued liabilities	796	588
Accrued and other current liabilities	$4,317	$4,419

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At June 30, 2020, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For the three months ended June 30, 2020 and 2019, the Company issued PIK Loans totaling $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company issued PIK Loans totaling $0.3 million.

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
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019. The Company believes it is reasonably possible that it may fail to meet this affirmative covenant in the third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes. The consequences of failing to achieve the performance covenant will be waived if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. In addition, the Loan Amendment requires that the Company maintain certain levels of minimum liquidity. The Company is required to maintain an unrestricted cash balance of $2.0 million.
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
At June 30, 2020, the Company was in compliance with all covenants of the Loan Amendment.
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
Future Minimum Payments on the Outstanding Borrowings
As of June 30, 2020, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

June 30, 2020
2020 (remaining)	$872
2021	1,755
2022	2,996
2023	15,619
2024	14,280
Total	35,522
Less:
Unamortized debt discount and issuance costs	(344)
Interest	(8,929)
Total borrowings, net of discounts and debt issuance costs	$26,249

Note 5. Commitments and Contingencies
Leases
As of June 30, 2020, the Company leases an office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases an additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended June 30, 2020 and 2019, rent expense was $0.1 million. For the six months ended June 30, 2020 and 2019, rent expense was $0.2 million.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at June 30, 2020 and December 31, 2019.
In addition, the Company has ongoing royalty payment obligations on net sales of products which incorporate certain acquired technologies ranging from 2.5% to 7.5%. Future royalties payable under these arrangements are limited to the lesser of an aggregate of $4.2 million (including an upfront payment of $100,000) or the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments on net sales of products which incorporate licensed technology, as defined, ranging from 2.0% to 20.0%. Royalties are accrued when earned and recorded in costs of revenue in the accompanying condensed statement of operations.
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

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,336	$62,336	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,760	$70,760	$—	$—
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
Upon completion of the Company's IPO in September 2019, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding at June 30, 2020.

Note 8. Stockholders' Equity
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of June 30, 2020:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	252,798	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	69,176	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants (1)	83,778	14.32	September 8, 2017	September 8, 2024
Common stock warrants (1)	20,944	14.32	December 7, 2018	December 7, 2025
	426,827
(1) Prior to the conversion upon IPO, the remaining warrants were for the purchase of Series F redeemable convertible preferred stock.

During the six months ended June 30, 2020, warrants to purchase common stock were exercised resulting in the issuance of 32,120 shares of the Company's common stock and cash proceeds of an immaterial amount.

Note 9. Stock Option Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and will initially be reserved for issuance under the 2019 Plan. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount as determined by the Board of Directors. As of June 30, 2020, 1,438,334 shares remained available for future awards.
The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant.
Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Granted	580,731	$18.78
Exercised	(47,299)	$0.27
Forfeited	(222,296)	$9.84
Expired	(9,678)	$29.22
Outstanding, June 30, 2020	1,677,000	$11.85	9.07	$5,820
Vested and expected to vest, June 30, 2020	1,677,000	$11.85	9.07	$5,820
Options exercisable, June 30, 2020	219,800	$2.42	8.14	$2,430
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	51%	59%	47%-51%	59%
Risk-free interest rate	0.4%	2.6%	0.4%-1.7%	2.6%
Dividend yield	—	—	—	—
Expected term (in years)	5.50-6.08	6.08	5.50-6.08	6.08

Total non-cash stock-based compensation expense recorded related to options granted in the condensed statement of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$6	$1	$12	$2
Selling, general and administrative	564	8	986	18
Research and development	77	2	80	3
Total	$647	$11	$1,078	$23
As of June 30, 2020, total unrecognized compensation cost was $8.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.

Note 10. Related Parties
The closings of the Series G financing described in Note 7 were issued to existing holders of the Company's redeemable convertible preferred stock, including certain members of our Board of Directors.

Note 11. COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting the Company's employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, the Company's test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during the second quarter of 2020 as compared to the same period a year ago, the Company has experienced AVISE® CTD test volumes decreases of approximately 12% and 31%, respectively. In addition, the Company has experienced significant impacts from COVID-19 related restrictions in Florida, New York, California, New Jersey, Texas and Georgia when comparing the AVISE® CTD tests volumes in the first quarter of 2020 to the second quarter of 2020. The Company expects its test volumes to continue to be adversely affected by COVID-19 and cannot predict when volumes will return to normal levels. However, from July 1 through July 24 as compared to the same period a year ago, the Company has experienced AVISE® CTD test volumes increase of approximately 2%. The Company has also experienced sequential monthly AVISE® CTD test volumes increases from April 2020 of approximately 45% in May 2020 and 52% in June 2020. In addition, the Company believes there are several other important factors that have impacted, and that it expects will impact its operating performance and results of operations, including shutdowns of its facilities and operations as well as those of its suppliers and courier services, disruptions to the supply chain of material needed for its tests, its sales and commercialization activities and its ability to receive specimens and perform or deliver the results from its tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well its inability to achieve volume-based pricing discounts with its key suppliers and absorb fixed laboratory expenses. In addition, the Company has experienced delays in patient enrollment for ongoing and planned clinical studies involving its tests. The Company may also experience a decrease or potential halt in shipments of its testing products as the Company's suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
While the full impact COVID-19 will have on the Company's future business is unpredictable at this time, the Company expects it to have a material impact on its financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting or re-imposition of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, the Company has equipped most of its employees with the ability to work remotely with the exception of its clinical laboratory employees, and implemented measures to protect the health of its employees and to support the functionality of its clinical laboratory. In March 2020, as a result of the COVID-19 pandemic, the Company terminated temporary employees and six full-time employees, which included three employees at the vice president level. The termination of full-time employees resulted in the recognition of a restructuring charge for termination benefits of $0.3 million which has been paid as of May 2020. Additionally, as a result of the workforce reduction, the Company recognized a reversal of stock-based compensation expense of $0.1 million in March 2020. In May 2020, the Company terminated an additional 11 full-time employees, as a result of the COVID-19 pandemic, which resulted in an immaterial restructuring charge. The restructuring charges were included in selling, general and administrative expenses in the condensed statements of operations. In addition, the Company has increased the use of virtual sales tools, halted employee travel, implemented work schedule reductions as required from time to time due to volume decreases, and scaled marketing spend. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act did not have a material impact on the Company's effective tax rate or income tax provision for the three months ended March 31, 2020. Under the Tax Cuts and Jobs Act (TCJA), NOLs generated post TCJA were allowed to be carried forward indefinitely but were only allowed to offset 80% of taxable income. As a result of the CARES Act and the change to permit NOLs generated in taxable years 2018, 2019 and 2020 to offset 100% of taxable income, the Company released valuation allowance against its deferred tax assets in the amount of $0.1 million. The release of valuation allowance resulted in a discrete tax benefit of $0.1 million in the first quarter of 2020.

In April 2020, the Company received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to the Company's agreement to comply with the Department of Health & Human Services' standard terms and conditions. The CARES Act Provider Relief Fund is a federal fund allocated for general distributions to Medicare facilities and providers impacted by the COVID-19 pandemic and is intended to support COVID-related expenses or lost revenue attributable to COVID-19. The funding received is considered a government grant which is recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met. During the three and six months ended June 30, 2020, the Company recognized $0.7 million due to lost revenue attributable to COVID-19, which is reflected in other income, net, on its condensed statement of operations.

On April 16, 2020, the Company entered into a promissory note (the Note) with BOKF, NA dba Bank of Oklahoma (BofO), the lender, evidencing an unsecured loan pursuant to the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) of the CARES Act of approximately $2.9 million (the PPP Loan). The Company applied for and received the PPP Loan pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for the PPP Loan (the "New Guidance"). In light of the New Guidance, on May 11, 2020, the Company paid off in full the principal and interest on the PPP Loan, resulting in the termination of the Note.

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
We currently market nine testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 72% and 83% of our revenue for the six months ended June 30, 2020 and 2019, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE. In order to advance our integrated testing and therapeutics strategy, in December 2018 we entered into the co-promotion agreement, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen, to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. We began direct promotion of SIMPONI® in January 2019 and in support of these promotion efforts we have a salesforce of 50 representatives as of June 30, 2020 compared to 53 representatives as of June 30, 2019. Our SIMPONI® promotion efforts contributed approximately $2.1 million in revenue for the six months ended June 30, 2020, with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline. In June 2020, we amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted to approximately 26,000 prescribed units per quarter, due in part to COVID-19 and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. See "-Janssen Promotion Agreement" below for additional terms of the agreement. Our SIMPONI® promotion efforts contributed approximately $0.4 million in revenue for the six months ended June 30, 2019, based on the predetermined average baseline of approximately 29,000 prescribed units per quarter at that time.
We also have additional agreements with other leading pharmaceutical companies, including GlaxoSmithKline plc., or GSK, and Horizon Therapeutics Public Limited Company that leverage our testing products and the information generated from such tests. We plan to pursue additional strategic partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. In the second quarter of 2020, we began the build out of approximately 2,000 additional square feet to our clinical laboratory which is expected to be completed by the end of the fourth quarter of 2020.
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
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of June 30, 2020 we had an accumulated deficit of $173.5 million. We incurred net losses of $8.9 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering, or IPO, in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of June 30, 2020 we had $63.7 million of cash and cash equivalents.
Recent Developments
In June 2020, we entered into an exclusive worldwide license agreement with the Ohio State Innovation Foundation for the commercial diagnostic development and marketing rights for a novel blood test using vibrational spectroscopy and metabolic analysis to differentiate patients with fibromyalgia from RA, osteo arthritis, chronic lower back pain and SLE. Fibromyalgia is the most common cause of chronic widespread musculoskeletal pain in the United States, and approximately 90% of fibromyalgia sufferers are female. In the United States, there may be as many as 12 million undiagnosed patients with fibromyalgia. We are planning to start a multi-center clinical trial to clinically validate the fibromyalgia test with enrollment beginning in the fourth quarter of 2020.

In July 2020, we entered into an agreement with Humana Military, a managed care support provider for TRICARE East, to offer all AVISE® tests available on an in-network basis to approximately six million Humana Military members.
COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during the second quarter of 2020 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 12% and 31%, respectively. In addition, we have experienced significant impacts from COVID-19 related restrictions in Florida, New York, California, New Jersey, Texas and Georgia when comparing the AVISE® CTD tests volumes in the first quarter of 2020 to the second quarter of 2020. We expect our test volumes to continue to be adversely affected by COVID-19 and we cannot predict when volumes will return to normal levels. However, from July 1 through July 24 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes increase of approximately 2%. We have also experienced sequential monthly AVISE® CTD test volumes increases from April 2020 of approximately 45% in May 2020 and 52% in June 2020. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests. We may also experience a decrease or potential halt in shipments of our testing products as our suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
While the full impact COVID-19 will have on our future business is unpredictable at this time, we expect it to have a material impact on our financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting or re-imposition of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory. From March 2020 through the second quarter of 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and 17 full-time employees, which included three employees at the vice president level. In addition, we have increased the use of virtual sales tools, halted employee travel, implemented work schedule reductions as required from time to time due to volume decreases, and scaled marketing spend. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since its launch in 2012, we have grown the number of our AVISE® CTD tests delivered at a compound annual growth rate of 81%, with limited incremental investment in our commercial infrastructure. Over 105,000 AVISE® CTD tests were delivered in 2019, representing 26% growth over 2018. Through the second quarter of 2020, 45,648 AVISE® CTD tests were delivered, representing approximately 11% decline over the same period in 2019, and the number of ordering healthcare providers in the second quarter of 2020 was 1,442, representing an approximate 1% decline over the same period in 2019. For the second quarter of 2020, we had 428 adopting healthcare providers (defined as those who had prescribed at least 11 diagnostic tests in the corresponding period) compared to 562 in the same period in 2019. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 96% of adopting healthcare providers from the first quarter of 2020 ordered at least one diagnostic test in the second quarter of 2020. More than 432,000 AVISE® CTD tests have been delivered since launch. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Promotion of SIMPONI®.    We began promoting SIMPONI® in the United States under the Janssen Agreement in January 2019. Our SIMPONI® promotion efforts contributed approximately $2.1 million and $0.4 million in revenue for the six months ended June 30, 2020 and 2019, respectively. Pursuant to the amended Janssen Agreement, for each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. We may continue to encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the Janssen Agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our own sales activities as well as those of Janssen. Based on our estimate of the total U.S. addressable market for SIMPONI®'s approved indications of $28 billion. In interest of supporting these efforts we plan to continue to evaluate the reach and frequency of our salesforce. However, it may take longer to generate meaningful revenue than we currently expect and we may not be successful in materially increasing market share, which would cause us to continue to rely on our existing testing products to drive revenue growth.
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
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our salesforce in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For all periods presented, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020 we amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted to approximately 26,000 prescribed units per quarter, due in part to COVID-19 and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. The predetermined baseline for 2021 will be agreed upon by us and Janssen no later than November 30, 2020. The Janssen Agreement expires on December 31, 2021, unless extended by us for an additional 12 months upon 180 days written notice prior to the end of the current term. If we elect to extend the term, the predetermined baseline for 2022 will be subject to future agreement by us and Janssen. Janssen may terminate the Janssen Agreement at any time for any reason upon 30 days' notice to us, and we may terminate the Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized approximately $2.1 million and $0.4 million in revenue for the six months ended June 30, 2020 and 2019, respectively, for our promotional efforts under the Janssen Agreement.

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
We expect that our selling, general and administrative expenses will increase in absolute dollars in 2020 as compared to 2019, as we continue to evaluate the reach and frequency of our sales and sales support functions and incur expenses from operating as a public company for the entire year, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, additional insurance, investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax.
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

Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents and amount received under the CARES Act Provider Relief Fund.
Income Tax Benefit
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019
	(unaudited, in thousands)
Revenue	$8,948	$10,474	$(1,526)
Operating expenses:
Costs of revenue	3,338	4,992	(1,654)
Selling, general and administrative expenses	8,276	7,302	974
Research and development expenses	751	590	161
Total operating expenses	12,365	12,884	(519)
Loss from operations	(3,417)	(2,410)	(1,007)
Interest expense	(635)	(910)	275
Change in fair value of financial instruments	—	467	(467)
Other income, net	689	68	621
Loss before income taxes	(3,363)	(2,785)	(578)
Income tax benefit	—	—	—
Net loss	$(3,363)	$(2,785)	$(578)
Revenue
Revenue decreased $1.5 million, or 14.6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in the number of diagnostic tests delivered due to COVID-19 impacts, coupled with a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests, which accounted for 60% and 82% of revenue in the three months ended June 30, 2020 and 2019, respectively, decreased to 18,522 tests delivered in the three months ended June 30, 2020 compared to 26,993 tests delivered in the same 2019 period. The adoption of the AVISE® CTD test by rheumatologists was relatively consistent between the second quarter of 2020 and the same 2019 period with 1,442 and 1,450 ordering healthcare providers, respectively. The decrease in testing revenue was partially offset by an increase in revenue to approximately $2.1 million from the co-promotion of SIMPONI® during the three months ended June 30, 2020 compared to approximately $0.3 million during the three months ended June 30, 2019.
Costs of Revenue
Costs of revenue decreased $1.7 million, or 33.1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily due to decreased direct costs such as materials and supplies, royalties, labor and shipping and handling associated with the decrease in test volume during the three months ended June 30, 2020 compared to the same 2019 period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.0 million, or 13.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was due to increased employee related expenses, including stock-based compensation, of $0.5 million, legal fees of $0.3 million and insurance expenses of $0.2 million.

Research and Development Expenses
Research and development expenses increased $0.2 million, or 27.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $0.3 million, partially offset by a decrease in clinical trial expenses of $0.1 million.
Interest Expense
Interest expense decreased $0.3 million, or 30.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the three months ended June 30, 2020 compared to the prior year period.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased $0.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease is due to the conversion of warrants to purchase preferred stock into warrants to purchase our common stock in connection with the completion of our IPO in September 2019. As a result, such warrants no longer require liability accounting which resulted in the recognition of income or expense.
Other Income, Net
Other income, net, increased $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase due to amount received under the Coronavirus Aid, Relief, and Economic Securities Act, or CARES Act, Provider Relief Fund due to lost revenues attributable to COVID-19.
Comparison of the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019
	(unaudited, in thousands)
Revenue	$18,532	$19,734	$(1,202)
Operating expenses:
Costs of revenue	7,883	9,434	(1,551)
Selling, general and administrative expenses	17,902	13,481	4,421
Research and development expenses	1,385	1,103	282
Total operating expenses	27,170	24,018	3,152
Loss from operations	(8,638)	(4,284)	(4,354)
Interest expense	(1,266)	(1,811)	545
Change in fair value of financial instruments	—	467	(467)
Other income, net	860	139	721
Loss before income taxes	(9,044)	(5,489)	(3,555)
Income tax benefit	118	—	118
Net loss	$(8,926)	$(5,489)	$(3,437)
Revenue
Revenue decreased $1.2 million, or 6.1%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in the number of diagnostic tests delivered due to COVID-19 impacts experienced from the second half of March through June 30, 2020 coupled with a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests, which accounted for 72% and 83% of revenue in the six months ended June 30, 2020 and 2019, respectively, decreased to 45,648 tests delivered in the six months ended June 30, 2020 compared to 51,078 tests delivered in the same 2019 period. The adoption of the AVISE® CTD test by rheumatologists for the six months ended June 30, 2020 increased to 1,950 ordering healthcare providers as compared to 1,683 healthcare providers in the same 2019 period. The decrease in testing revenue was partially offset by an increase in revenue to approximately $2.1 million from the co-promotion of SIMPONI during the six months ended June 30, 2020 compared to approximately $0.4 million during the six months ended June 30, 2019.
Costs of Revenue
Costs of revenue decreased $1.6 million, or 16.4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was primarily due to decreased direct costs such as materials and supplies and royalties associated with the decrease in test volume during the six months ended June 30, 2020 compared to the same 2019 period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.4 million, or 32.8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $2.4 million. The remaining increase relates primarily to increased insurance expenses of $0.6 million, legal fees of $0.5 million and audit and professional services of $0.5 million. The first quarter of 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses increased $0.3 million, 25.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $0.3 million and professional service fees of $0.2 million. The increase was partially offset by a decrease in clinical trial expenses of $0.2 million.
Interest Expense
Interest expense decreased $0.5 million, or 30.1%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the six months ended June 30, 2020 compared to the prior year period.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased $0.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease is due to the conversion of warrants to purchase preferred stock into warrants to purchase our common stock in connection with the completion of our IPO in September 2019. As a result, such warrants no longer require liability accounting which resulted in the recognition of income or expense.
Other Income, Net
Other income, net, increased $0.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is primarily due to amount received under the CARES Act Provider Relief Fund due to lost revenues attributable to COVID-19.
Income Tax Benefit
Income tax benefit increased $0.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a change in tax law under the CARES Act.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2020 and 2019, we incurred a net loss of $8.9 million and $5.5 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of June 30, 2020, we had an accumulated deficit of $173.5 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of June 30, 2020, we had $63.7 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. We believe it is reasonably possible that we may fail to meet our financial performance affirmative covenant under the Amended Loan Agreement in the third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes. The consequences of failing to achieve the performance covenant will be waived if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
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
In April 2020, we received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to our agreement to comply with the Department of Health & Human Services' standard terms and conditions. The CARES Act Provider Relief Fund is a federal fund allocated for general distributions to Medicare facilities and providers impacted by the COVID-19 pandemic and is intended to support healthcare-related expenses or lost revenue attributable to COVID-19.
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
•fluctuations in working capital;
•the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies;
•the costs associated with our promotion of SIMPONI®, including the expansion of our sales capabilities, and the extent and timing of generating revenue from such promotion;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for our testing products;
•the additional costs we may incur as a result of operating as a public company; and
•the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(8,057)	$(4,118)
Investing activities	(237)	(75)
Financing activities	(90)	7,266
Net change in cash, cash equivalents and restricted cash	$(8,384)	$3,073
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 was $8.1 million and primarily resulted from our net loss of $8.9 million adjusted for non-cash charges of $1.6 million related to depreciation, amortization, stock-based compensation, non-cash interest and deferred income taxes and changes in our net operating assets of $0.7 million primarily related to net increases in account receivables.
Net cash used in operating activities for the six months ended June 30, 2019 was $4.1 million and primarily resulted from our net loss of $5.5 million adjusted for non-cash charges of $0.8 million for depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities, and changes in our net operating assets of $0.6 million related to net increases in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 and June 30, 2019 was $0.2 million and $0.1 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 was $0.1 million and primarily resulted from principal payments on capital lease obligations, as well as proceeds from the Paycheck Protection Program loan, which were subsequently repaid in May 2020.
Net cash provided by financing activities for the six months ended June 30, 2019 was $7.3 million and primarily resulted from net proceeds received from the issuance of our redeemable convertible preferred stock.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and changes to the risk factors set forth below:

Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the recent global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carries, government and third-party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of current COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. From March 15 through March 31 and during the second quarter of 2020 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 12% and 31%, respectively. In addition, we have experienced significant impacts from COVID-19 related restrictions in Florida, New York, California, New Jersey, Texas and Georgia when comparing the AVISE® CTD tests volumes in the first quarter of 2020 to the second quarter of 2020. We expect our test volumes to continue to be adversely affected by COVID-19 and cannot predict when volumes will return to normal levels. However, from July 1 through July 24 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes increase of approximately 2%. We have also experienced sequential monthly AVISE® CTD test volumes increases from April 2020 of approximately 45% in May 2020 and 52% in June 2020. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests. We may also experience a decrease or potential halt in shipments of our testing products as our suppliers may be required to focus their resources to manufacture testing kits in response to the COVID-19 pandemic, which could in turn result in decreased gross margins.
Our laboratory operations, including laboratory employees and medical directors, may be subject to closure or shut down, either due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Any disruption in our laboratory operations would have a material adverse effect on our business and would impede our ability to process tests in a timely manner, or at all. Additionally, as discussed above the demand for our testing products, and the demand for therapeutics, have significantly declined and may cease as COVID-19 continues to spread, including as a result of prioritization of hospital or clinical resources toward the pandemic or government imposed quarantines that impede patient flow or interrupt healthcare services or patients otherwise delaying or declining to seek treatment. The economic downturn may also result in closures of the practices of our primary customers. As it relates to our promotion efforts of SIMPONI®, we may experience decreased demand for or discontinued treatment with SIMPONI® from patients who are infected by COVID-19 or who may be at higher risk of infection if it is determined that such patients should minimize exposure to immunosuppressant therapies. Additionally, if we are unable to renegotiate contract terms with our suppliers, we will not be able to utilize the volume-based price discounts due to the decrease in demand for our testing products.
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
In September 2017, we entered into the 2017 Term Loan Agreement, and in November 2019, we entered into the Amended Loan Amendment. The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. The Loan Amendment (i) decreased the interest rate on all borrowings to 8.5%, of which 2.0% is paid in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis under December 2022; after which interest accrues at an annual rate of 8.5%; (ii) extended the interest only period to December 2022 and the maturity date to November 19, 2024; (iii) revised the prepayment terms to (x) restrict prepayments for the initial year following the date of the Loan Amendment and (y) set the prepayment premium at 3% of the principal amount of any term loans prepaid prior to November 19, 2020, with such prepayment premium decreasing by 1% during each subsequent twelve-month period after November 2020; and (iv) replaced the interest-only milestones with a financial covenant requiring that we achieve a specified level of revenue, as measured on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019, subject to exceptions based on achievement of performance milestones and the ability to cure any default thereof with the issuance of equity securities or subordinated indebtedness. As of June 30, 2020, there was $25.0 million in principal outstanding under the term loan and an additional $1.5 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2022. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt, and, based on our current forecasts, we believe it is reasonably possible that we may fail to meet the financial performance affirmative covenant in the third quarter of 2020 as a result of the COVID-19 pandemic and its adverse impact on testing volumes.

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
We are in the process of integrating our historical testing products business with the promotion of therapeutics in an integrated testing and therapeutics strategy. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. As a result, our future growth is dependent, in part, on our ability to leverage our unique commercial model of offering testing products combined with therapeutics, including with respect to the Janssen agreement, which we entered into in December 2018 to exclusively promote SIMPONI® in the United States. Pursuant to the Janssen Agreement, we are entitled to receive a tiered promotion fee based on the total number of incremental prescriptions written above an established baseline. Our ability to effectively co-promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our commercial and sales activities as well as those of Janssen. Moreover, we may encounter difficulties in hiring effective sales representatives in furtherance of our promotion efforts for SIMPONI®, which could have a material impact on our ability to successfully generate co-promotion revenue. If we encounter difficulties promoting SIMPONI®, our ability to generate significant revenue under the Amended Janssen Agreement will be harmed. In addition, in June 2020 we amended the Janssen Agreement, pursuant to which the predetermined average baseline for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted to approximately 26,000 prescribed units per quarter, due in part to COVID-19 and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. We and Jansen need to agree upon the predetermined baseline for 2021 no later than November 30, 2020, Janssen also has the right to terminate the Janssen Agreement with or without cause after 30-days’ notice, including if we are unable to agree to a new baseline for 2021. If Janssen were to exercise this right, we may be unable to recoup substantial investments we have made and intend to make in order to support the promotion of SIMPONI®. We have a limited history partnering with pharmaceutical companies for the promotion of therapeutics. Consequently, any predictions made about our future success or viability with respect to our promotion activities may not be as accurate as they could be if we had a history of successfully co-promoting therapeutics.
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
Expedited, reliable shipping is essential to our operations. We have been utilizing both United Parcel Service and Federal Express Corporation for reliable and secure point-to-point transport of patient specimens to our laboratory and enhanced tracking of these patient specimens. Should Federal Express, United Parcel Service, or any other carrier we may use in the future, encounter delivery performance issues such as loss, damage or destruction of a specimen, it may be difficult to replace our patient specimens in a timely manner and such occurrences may damage our reputation and lead to decreased utilization from rheumatologists for our testing services and increased cost and expense to our business. In addition, any significant increase in shipping time or disruption to delivery service, whether due to bad weather, natural disaster, public health epidemics or pandemics (including, for example, the COVID-19 pandemic), terrorist attacks or threats, or for other reasons, could adversely affect our ability to receive and process patient specimens on a timely basis.
If we, Federal Express or United Parcel Service were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient specimens. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our testing services. Even if we were to enter into an arrangement with any such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express and United Parcel Service. If any new provider does not provide, or if Federal Express or United Parcel Service does not continue to provide, the required quality and reliability of transport services at the same or similar costs, it could adversely affect our business, reputation, results of operations and financial condition.

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
As of June 30, 2020, we have used approximately $10.5 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final Prospectus filed by us with the SEC on September 20, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders’ Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
10.1†	Amendment #1 to Co-Promotion Agreement, dated January 1, 2019, by and between Janssen Biotech, Inc. and the Registrant.					X
10.2†	Amendment #2 to Co-Promotion Agreement, dated June 18, 2020, by and between Janssen Biotech, Inc. and the Registrant.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

† Confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

EXAGEN INC.

Date: July 28, 2020	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2020	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)