Form 10-Q
period 2020-09-30
EXAGEN INC.
filed 2020-11-10
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Total shares of common stock outstanding as of the close of business on November 6, 2020 was 12,652,138.

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Condensed Financial Statements (unaudited)	1
	Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2020 and 2019	2
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Nine Months ended September 30, 2020 and 2019	3
	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II.	Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	Signatures	38

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,434	$72,084
Accounts receivable, net	9,297	5,715
Prepaid expenses and other current assets	1,824	3,451
Total current assets	72,555	81,250
Property and equipment, net	1,758	1,380
Goodwill	5,506	5,506
Other assets	174	174
Total assets	$79,993	$88,310
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,454	$1,476
Accrued and other current liabilities	5,820	4,419
Total current liabilities	8,274	5,895
Borrowings-non-current portion, net of discounts and debt issuance costs	26,453	25,854
Deferred tax liabilities	147	264
Other non-current liabilities	645	638
Total liabilities	35,519	32,651
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 12,652,113 and 12,560,990 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	222,297	220,248
Accumulated deficit	(177,836)	(164,602)
Total stockholders' equity	44,474	55,659
Total liabilities and stockholders' equity	$79,993	$88,310
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$10,775	$10,439	$29,307	$30,173
Operating expenses:
Costs of revenue	4,341	4,783	12,224	14,217
Selling, general and administrative expenses	9,202	7,306	27,104	20,787
Research and development expenses	1,018	507	2,403	1,610
Total operating expenses	14,561	12,596	41,731	36,614
Loss from operations	(3,786)	(2,157)	(12,424)	(6,441)
Interest expense	(647)	(909)	(1,913)	(2,720)
Change in fair value of financial instruments	—	(200)	—	267
Other income, net	125	125	985	264
Loss before income taxes	(4,308)	(3,141)	(13,352)	(8,630)
Income tax benefit	—	—	118	—
Net loss	(4,308)	(3,141)	(13,234)	(8,630)
Accretion of redeemable convertible preferred stock	—	(338)	—	(4,640)
Deemed dividend recorded in connection with financing transactions	—	(13,601)	—	(13,601)
Net loss attributable to common stockholders (Note 2)	$(4,308)	$(17,080)	$(13,234)	$(26,871)
Net loss per share, basic and diluted (Note 2)	$(0.34)	$(11.29)	$(1.05)	$(48.70)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	12,644,348	1,513,189	12,626,259	551,730
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	12,560,990	$13	$220,248	$(164,602)	$55,659
Exercise of stock options	43,700	—	10	—	10
Stock-based compensation	—	—	431	—	431
Net exercise of common stock warrants	22,366	—	—	—	—
Net loss	—	—	—	(5,563)	(5,563)
Balances at March 31, 2020	12,627,056	13	220,689	(170,165)	50,537
Exercise of stock options	3,599	—	2	—	2
Stock-based compensation	—	—	647	—	647
Exercise of common stock warrants	9,754	—	18	—	18
Net loss	—	—	—	(3,363)	(3,363)
Balances at June 30, 2020	12,640,409	13	221,356	(173,528)	47,841
Exercise of stock options	55	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	11,649	—	142	—	142
Stock-based compensation	—	—	799	—	799
Net loss	—	—	—	(4,308)	(4,308)
Balances at September 30, 2020	12,652,113	$13	$222,297	$(177,836)	$44,474
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	532,606,084	$105,232	63,005	$—	$40,598	$(152,564)	$(111,966)
Accretion of redeemable convertible preferred stock	—	2,114	—	—	(2,114)	—	(2,114)
Exercise of stock options	—	—	24	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	12
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $96 (Note 7)	97,646,289	7,520	—	—	—	—	—
Net loss	—	—	—	—	—	(2,704)	(2,704)
Balances at March 31, 2019	630,252,373	114,866	63,029	—	38,496	(155,268)	(116,772)
Accretion of redeemable convertible preferred stock	—	2,188	—	—	(2,188)	—	(2,188)
Exercise of stock options	—	—	26	—	—	—	—
Stock-based compensation	—	—	—	—	11	—	11
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $28 (Note 7)	51,282,048	3,972	—	—	—	—	—
Net loss	—	—	—	—	—	(2,785)	(2,785)
Balances at June 30, 2019	681,534,421	121,026	63,055	—	36,319	(158,053)	(121,734)
Accretion of redeemable convertible preferred stock	—	338	—	—	(338)	—	(338)
Stock-based compensation	—	—	—	—	62	—	62
Issuance of Series H redeemable convertible preferred stock for aggregate proceeds of $0.047 per share, net of issuance costs of $318 (Note 7)	233,446,519	3,941	—	—	6,741	—	6,741
Deemed dividend recognized on beneficial conversion features of Series H redeemable convertible preferred stock (Note 7)	—	6,741	—	—	(6,741)	—	(6,741)
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock (Note 7)	97,592,739	6,860	—	—	(6,860)		(6,860)
Conversion of preferred stock to common stock in connection with initial public offering (Note 7)	(1,012,573,679)	(138,906)	7,816,643	8	138,898	—	138,906
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs (Note 8)	—	—	4,140,000	4	50,514	—	50,518
Net exercise of common and preferred stock warrants	—	—	539,794	1	510	—	511
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	—	—	—	—	726	—	726
Net loss	—	—	—	—	—	(3,141)	(3,141)
Balances at September 30, 2019	—	$—	12,559,492	$13	$219,831	$(161,194)	$58,650
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(13,234)	$(8,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	480
Amortization of debt discount and debt issuance costs	202	575
Non-cash interest expense	397	484
Revaluation of warrant liabilities	—	(267)
Deferred income taxes	(117)	—
Loss on disposal of assets	—	20
Stock-based compensation	1,877	85
Changes in assets and liabilities:
Accounts receivable, net	(3,582)	(286)
Prepaid expenses and other current assets	1,627	510
Other assets	—	(24)
Accounts payable	781	174
Accrued and other liabilities	1,472	1,095
Net cash used in operating activities	(10,185)	(5,784)
Cash flows from investing activities:
Purchases of property and equipment	(450)	(377)
Proceeds from sale of property and equipment	—	300
Net cash used in investing activities	(450)	(77)
Cash flows from financing activities:
Proceeds from exercise of stock options	12	—
Proceeds from common stock issued under Employee Stock Purchase Pan	142	—
Proceeds from exercise of common stock warrants	18	—
Principal payment on capital lease obligations	(187)	(94)
Proceeds from Paycheck Protection Program loan	2,865	—
Repayment of Paycheck Protection Program loan	(2,865)	—
Proceeds from initial public offering, net of issuance costs and offering costs	—	52,195
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	7,742
Proceeds from issuance of Series H redeemable convertible preferred stock, net of issuance costs	—	10,682
Net cash (used in) provided by financing activities	(15)	70,525
Net change in cash, cash equivalents and restricted cash	(10,650)	64,664
Cash, cash equivalents and restricted cash, beginning of period	72,184	13,264
Cash, cash equivalents and restricted cash, end of period	$61,534	$77,928
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,312	$1,661
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$—	$4,640
Equipment purchased under capital lease obligations	$123	$412
Costs incurred, but not paid, in connection with capital expenditures	$197	$71
Conversion of redeemable convertible preferred stock	$—	$138,906
Net exercise of common and preferred stock warrants	$—	$511
Issuance costs included in accounts payable and accrued liabilities	$—	$1,677
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	$—	$726
Deemed dividend recognized for beneficial conversion features of Series H redeemable convertible preferred stock	$—	$6,741
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock	$—	$6,860
Conversion of Series G to Series H redeemable convertible preferred stock	$—	$11,875
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At September 30, 2020, the Company had cash and cash equivalents of $61.4 million and had an accumulated deficit of $177.8 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of September 30, 2020, the condensed statements of operations and the condensed statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2020 and its results of operations for the three and nine months ended September 30, 2020 and 2019, statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 in accordance with GAAP. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of

America. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on March 25, 2020.
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

Significant payers and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payer and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	20%	25%	21%	26%
Janssen (SIMPONI®)	13%	*	12%	*
Blue Shield	12%	13%	12%	13%
Medicare Advantage	11%	12%	11%	11%
United Healthcare	*	10%	*	10%

	Accounts Receivable
	September 30, 2020	December 31, 2019

Janssen (SIMPONI®)	37%	19%
Anthem Blue Cross Blue Shield	12%	*
Blue Shield	10%	15%
United Healthcare	*	22%

*	Less than 10%.
For the three months ended September 30, 2020 and 2019, approximately 68%, and 83%, respectively, of the Company's revenue was related to the AVISE® CTD test. For the nine months ended September 30, 2020 and 2019, approximately 71% and 83%, respectively, of the Company's revenue was related to the AVISE® CTD test.

The Company is dependent on key suppliers for certain laboratory materials. For the three months ended September 30, 2020 and 2019, approximately 98% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For the nine months ended September 30, 2020 and 2019, approximately 97% and 96%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payer and customer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Healthcare insurers	$5,749	$6,188	$15,949	$17,716
Government	2,184	2,665	6,236	7,964
Client	1,260	1,007	3,088	3,200
Other(1)	235	148	636	458
Janssen (SIMPONI®)	1,347	431	3,398	835
Total revenue	$10,775	$10,439	$29,307	$30,173
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$61,434	$72,084
Restricted cash	100	100
	$61,534	$72,184
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
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized co-promotional revenue of approximately $1.3 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively. The Company recognized co-promotional revenue of approximately $3.4 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.4 million for each of the three months ended September 30, 2020 and 2019, and $1.1 million for each of the nine months ended September 30, 2020 and 2019.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The fair value of stock options and purchases under the employee stock purchase plan (ESPP) rights is determined using the Black-Scholes-Merton (BSM) option pricing model, which requires management to make certain assumptions regarding a number of complex and subjective variables. Equity award forfeitures are recorded as they occur.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock and options outstanding under the Company's stock option plans. For the three and nine months ended September 30, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants to purchase common stock	426,827	461,273	426,827	461,273
Common stock options	1,975,250	1,475,006	1,975,250	1,475,006
Total	2,402,077	1,936,279	2,402,077	1,936,279

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

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Diagnostic testing supplies	$841	$1,427
Prepaid product royalties	72	123
Prepaid maintenance and insurance contracts	897	1,768
Other prepaid and other current assets	14	133
Prepaid and other current assets	$1,824	$3,451

Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Furniture and fixtures	$44	$25
Laboratory equipment	2,663	2,228
Computer equipment and software	927	851
Leasehold improvements	473	424
Construction in progress	438	247
Total property and equipment	4,545	3,775
Less: accumulated depreciation and amortization	(2,787)	(2,395)
Property and equipment, net	$1,758	$1,380
Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was approximately $0.1 million, and for the nine months ended September 30, 2020 and 2019, was approximately $0.4 million and $0.5 million, respectively. At September 30, 2020 and December 31, 2019, the gross book value of assets under capital lease was $1.2 million and $0.8 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related expenses	$3,818	$2,362
Accrued interest	142	145
Accrued purchases of goods and services	542	319
Accrued royalties	178	727
Accrued clinical study activity	139	40
Capital lease obligations, current portion	272	238
Other accrued liabilities	729	588
Accrued and other current liabilities	$5,820	$4,419

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At September 30, 2020, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For the three months ended September 30, 2020 and 2019, the Company issued PIK Loans totaling $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company issued PIK Loans totaling $0.4 million and $0.5 million, respectively.

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
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019. The consequences of failing to achieve the performance covenant may be cured if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. The Company's revenues for the twelve-month period ended September 30, 2020 were lower than the specified targets, and as a result, subsequent to September 30, 2020, the Company and Innovatus agreed on a new management plan and target to bring the Company back into compliance with the Loan Amendment. The Loan Amendment requires that the Company maintain certain levels of minimum liquidity. The Company is required to maintain an unrestricted cash balance of $2.0 million.
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
At September 30, 2020, the Company was in compliance with all covenants of the Loan Amendment, other than as described above.
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
Future Minimum Payments on the Outstanding Borrowings
As of September 30, 2020, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

September 30, 2020
2020 (remaining)	$437
2021	1,755
2022	2,996
2023	15,619
2024	14,280
Total	35,087
Less:
Unamortized debt discount and issuance costs	(320)
Interest	(8,314)
Total borrowings, net of discounts and debt issuance costs	$26,453

Note 5. Commitments and Contingencies
Leases
As of September 30, 2020, the Company leases office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended September 30, 2020 and 2019, rent expense was $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, rent expense was $0.5 million and $0.3 million, respectively.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at September 30, 2020 and December 31, 2019.
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
Supply Agreement
In September 2020, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $2.8 million, $4.1 million and $6.0 million for the years ended December 31, 2020, 2021 and 2022, respectively, with a 15% annual increase thereafter through the year ended December 31, 2025.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or of which of the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation

From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities.

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,009	$4,009	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,760	$70,760	$—	$—
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
Initial Public Offering
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

Note 8. Stockholders' Equity
Common Stock
On September 23, 2019, the Company closed its IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of the Company's common stock. Including the exercise of the option to purchase additional shares, the aggregate net proceeds to the Company from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other estimated offering expenses, for aggregate expenses of approximately $7.5 million. In addition, an aggregate of 7,816,643 shares of common stock, excluding warrant conversions, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of September 30, 2020:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	252,798	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	69,176	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants	83,778	14.32	September 8, 2017	September 8, 2024
Common stock warrants	20,944	14.32	December 7, 2018	December 7, 2025
	426,827
During the nine months ended September 30, 2020, warrants to purchase common stock were exercised resulting in the issuance of 32,120 shares of the Company's common stock and cash proceeds of an immaterial amount.

Note 9. Stock Option Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and was initially reserved for issuance under the 2019 Plan. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant. As of September 30, 2020, 1,140,029 shares remained available for future awards.
Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Granted	901,531	$16.14
Exercised	(47,354)	$0.27
Forfeited	(244,749)	$10.05
Expired	(9,720)	$29.11
Outstanding, September 30, 2020	1,975,250	$11.77	8.94	$5,064
Vested and expected to vest, September 30, 2020	1,975,250	$11.77	8.94	$5,064
Options exercisable, September 30, 2020	394,739	$6.51	8.25	$2,430

The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	52%	59%	47%-52%	59%
Risk-free interest rate	0.4%	2.0%	0.4%-1.7%	2.0%-2.6%
Dividend yield	—	—	—	—
Expected term (in years)	6.08	5.75-6.08	5.50-6.08	5.75-6.08

Total non-cash stock-based compensation expense recorded related to options granted in the condensed statement of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$9	$4	$21	$6
Selling, general and administrative	710	55	1,696	73
Research and development	80	3	160	6
Total	$799	$62	$1,877	$85
Stock-based compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2020.
As of September 30, 2020, total unrecognized compensation cost was $9.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.

Note 10. Related Parties
The closings of the Series G financing described in Note 7 were issued to existing holders of the Company's redeemable convertible preferred stock, including certain members of our Board of Directors.

Note 11. COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting the Company's employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, the Company's test volumes began to decrease in the second half of March 2020. During the third quarter of 2020, the Company's AVISE® CTD volumes substantially recovered to pre-COVID-19 AVISE® CTD volumes in the first quarter. For the three months ended September 30, 2020 and for the nine months ended September 30, 2020 as compared to the same period a year ago, the Company has experienced AVISE® CTD test volumes decreases of approximately 4% and 8%, respectively. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. In addition, the Company believes there are several other important factors that have impacted, and that it expects will impact its operating performance and results of operations, including shutdowns of its facilities and operations as well as those of its suppliers and courier services, disruptions to the supply chain of material needed for its tests, its sales and commercialization activities and its ability to receive specimens and perform or deliver the results from its tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well its inability to achieve volume-based pricing discounts with its key suppliers and absorb fixed laboratory expenses. In addition, the Company has experienced delays in patient enrollment for ongoing and planned clinical studies involving its tests. The Company may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel.
While the full impact COVID-19 will have on the Company's future business is unpredictable at this time, the Company expects it to have a material impact on its financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting or re-imposition of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, the Company has curtailed non-essential employee travel and equipped most of its employees with the ability to work remotely with the exception of its clinical laboratory employees, and implemented measures to protect the health of its employees and to support the functionality of its clinical laboratory. In addition, in the second quarter of 2020 the Company's salesforce recommenced certain field-based interactions and scaled marketing spend, although access to healthcare providers remains limited and the use of virtual sales tools has increased. From March 2020 through September 30, 2020, as a result of the COVID-19 pandemic, the Company terminated temporary employees and 18 full-time employees, which included three employees at the vice president level. The termination of full-time employees resulted in the recognition of a restructuring charge for termination benefits of $0.3 million which has been paid as of September 30, 2020. The restructuring charges were included in selling, general and administrative expenses in the condensed statements of operations. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

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

In April 2020, the Company received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to the Company's agreement to comply with the Department of Health & Human Services' standard terms and conditions. The CARES Act Provider Relief Fund is a federal fund allocated for general distributions to Medicare facilities and providers impacted by the COVID-19 pandemic and is intended to support COVID-related expenses or lost revenue attributable to COVID-19. The funding received is considered a government grant which is recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met. During the three and nine months ended September 30, 2020, the Company recognized $0 and $0.7 million, respectively, due to lost revenue attributable to COVID-19, which is reflected in other income, net, on its condensed statements of operations.

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
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 71% and 83% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE. In order to advance our integrated testing and therapeutics strategy, in December 2018 we entered into the co-promotion agreement, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen, to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases. We began direct promotion of SIMPONI® in January 2019 and in support of these promotion efforts we have a salesforce of 50 representatives as of September 30, 2020 compared to 55 representatives as of September 30, 2019. Our SIMPONI® promotion efforts contributed approximately $3.4 million and $0.8 million in revenue for the nine months ended September 30, 2020 and 2019, respectively, with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline. In June 2020, due in part to COVID-19, we amended the Janssen

Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted from approximately 29,000 to approximately 26,000 prescribed units per quarter, and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. See "-Janssen Promotion Agreement" below for additional terms of the agreement.
We also have additional agreements with other leading pharmaceutical companies and clinical research organizations, including GlaxoSmithKline plc., or GSK, Covance Inc. and Parexel that leverage our testing products and the information generated from such tests. We plan to pursue additional strategic partnerships with a focus on the commercialization of therapeutics that are synergistic with our testing products.
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. In the second quarter of 2020, we began the build out of approximately 2,000 additional square feet to our clinical laboratory which is expected to be completed in the fourth quarter of 2020.
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
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of September 30, 2020 we had an accumulated deficit of $177.8 million. We incurred net losses of $13.2 million and $8.6 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering, or IPO, in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of September 30, 2020, we had $61.4 million of cash and cash equivalents.
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
In September 2020, we entered into a preferred provider network agreement with Provider Network of America, or PNOA, to offer all AVISE® tests available on an in-network basis to approximately over eight million PNOA members.
In September 2020, we launched our AVISE® Vasculitis AAV test which utilizes a testing panel of individual analytes designed to provide physicians with rapid and reliable results in the assessment and monitoring of anti-neutrophil cytoplasmic antibody-associated vasculitis, or AAV. AAV is a group of autoimmune diseases characterized by vascular inflammation and damage. Early signs and symptoms vary greatly and are not always indicative of the severity of the disease. Rapid and accurate testing is essential to prevent death and long-term disability.
Recent Publications
In October 2020, a study in collaboration with leading health economic experts was published in the journal ACR Open Rheumatology, titled "Evaluation of the Economic Benefit of Earlier Systemic Lupus Erythematosus (SLE) Diagnosis using a Multivariate Assay Panel (MAP)". This was the first ever evaluation of the economics of diagnosing SLE with AVISE® Lupus (MAP) compared to standard diagnostic laboratory tests in a hypothetical cohort of 1,000 suspected SLE patients. Over the four-year time horizon AVISE® Lupus demonstrated an estimated total direct cost savings of approximately $2.0 million or $1,991 per patient. In addition, the year one savings was $655,403 or $655 per eligible patient, with the use of AVISE® Lupus, which aligns with early benefit to health plans looking for savings in the first year.
COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. As a result of these limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. During the third quarter of 2020, our AVISE® CTD volumes have substantially recovered to pre-COVID-19 AVISE® CTD volumes in the first quarter. For the three months ended September 30, 2020 and for the nine months ended September 30, 2020 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 4% and 8%, respectively. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel.
While the full impact COVID-19 will have on our future business is unpredictable at this time, we expect it to have a material impact on our financial results for at least the next quarter and potentially beyond, depending upon the timing of any lifting or re-imposition of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have curtailed non-essential employee travel and equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory. In addition, in the second quarter of 2020, our salesforce recommenced certain field-based interactions and scaled marketing spend, although access to healthcare providers remains limited and the use of virtual sales tools has increased. From March 2020 through September 30, 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and 18 full-time employees, which included three employees at the vice president level. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since its launch in 2012, we have grown the number of our AVISE® CTD tests delivered at a compound annual growth rate of 81%, with limited incremental investment in our commercial infrastructure. Over 105,000 AVISE® CTD tests were delivered in 2019, representing 26% growth over 2018. Through the third quarter of 2020, 71,849 AVISE® CTD tests were delivered, representing approximately 8% decline over the same period in 2019, and the number of ordering healthcare providers in the third quarter of 2020 was 1,665, representing an approximate 5% increase over the same period in 2019. For the third quarter of 2020, we had 600 adopting healthcare providers (defined as those who had prescribed at least 11 diagnostic tests in the corresponding period) compared to 575 in the same period in 2019. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 99% of adopting healthcare providers from the second quarter of 2020 ordered at least one diagnostic test in the third quarter of 2020. More than 459,000 AVISE® CTD tests have been delivered since launch. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Promotion of SIMPONI®.    We began promoting SIMPONI® in the United States under the Janssen Agreement in January 2019. Our SIMPONI® promotion efforts contributed approximately $3.4 million and $0.8 million in revenue for the nine months ended September 30, 2020 and 2019, respectively. Pursuant to the amended Janssen Agreement, for each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. We may continue to encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the Janssen Agreement. Our estimate of the total U.S. addressable market for SIMPONI®'s approved indications is approximately $28 billion. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our own sales activities as well as those of Janssen. In interest of supporting these efforts we plan to continue to evaluate the reach and frequency of our salesforce. However, we may encounter difficulties being able to maintain meaningful co-promotion revenue based on sales over the predetermined baseline and we may not be successful in materially increasing market share, which would cause us to continue to rely on our existing testing products to drive revenue growth.
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
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our salesforce in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For all periods presented, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020 we amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted to approximately 26,000 prescribed units per quarter, and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 5% above the adjusted predetermined baseline. The predetermined baseline for 2021 will be agreed upon by us and Janssen no later than November 30, 2020. The Janssen Agreement expires on December 31, 2021, unless extended by us for an additional 12 months upon 180 days written notice prior to the end of the current term. If we elect to extend the term, the predetermined baseline for 2022 will be subject to future agreement by us and Janssen. Janssen may terminate the Janssen Agreement at any time for any reason upon 30 days' notice to us, and we may terminate the Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized approximately $1.3 million and $0.4 million in revenue for the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $0.8 million in revenue for the nine months ended September 30, 2020 and 2019, respectively, for our promotional efforts under the Janssen Agreement.

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
As discussed above, our test volumes in the third quarter of 2020 substantially recovered to pre-COVID-19 volume levels, however, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain.
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
We expect interest expense to decrease in 2020 as compared to 2019, due to the lower interest rates. Although, we expect interest expense to remain consistent thereafter until 2023.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents and amount received under the CARES Act Provider Relief Fund.
Income Tax Benefit
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019
	(unaudited, in thousands)
Revenue	$10,775	$10,439	$336
Operating expenses:
Costs of revenue	4,341	4,783	(442)
Selling, general and administrative expenses	9,202	7,306	1,896
Research and development expenses	1,018	507	511
Total operating expenses	14,561	12,596	1,965
Loss from operations	(3,786)	(2,157)	(1,629)
Interest expense	(647)	(909)	262
Change in fair value of financial instruments	—	(200)	200
Other income, net	125	125	—
Loss before income taxes	(4,308)	(3,141)	(1,167)
Income tax benefit	—	—	—
Net loss	$(4,308)	$(3,141)	$(1,167)
Revenue
Revenue increased $0.3 million, or 3.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in revenue to approximately $1.3 million from the co-promotion of SIMPONI® during the three months ended September 30, 2020 compared to approximately $0.4 million during the three months ended September 30, 2019. The increase in revenue was partially offset by a decrease in the number of diagnostic tests delivered due in part to COVID-19 impacts, coupled with a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests, which accounted for 68% and 83% of revenue in the three months ended September 30, 2020 and 2019, respectively, decreased to 26,201 tests delivered in the three months ended September 30, 2020 compared to 27,159 tests delivered in the same 2019 period. The adoption of the AVISE® CTD test by rheumatologists for the three months ended September 30, 2020 increased to 1,665 ordering healthcare providers as compared to 1,591 ordering healthcare providers in the same 2019 period.
Costs of Revenue
Costs of revenue decreased $0.4 million, or 9.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily due to decreased royalty costs associated with the expiration of a royalty on our CB-CAPs technology during the three months ended September 30, 2020 compared to the same 2019 period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.9 million, or 26.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to increased employee related expenses, including stock-based compensation, of $1.2 million, insurance expenses of $0.3 million, legal fees of $0.2 million and audit and professional services of $0.1 million.

Research and Development Expenses
Research and development expenses increased $0.5 million, or 100.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $0.5 million.
Interest Expense
Interest expense decreased $0.3 million, or 28.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the three months ended September 30, 2020 compared to the prior year period.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments increased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase is due to the conversion of warrants to purchase preferred stock into warrants to purchase our common stock in connection with the completion of our IPO in September 2019. As a result, such warrants no longer require liability accounting which resulted in the recognition of income or expense.
Other Income, Net
Other income, net, remained consistent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019
	(unaudited, in thousands)
Revenue	$29,307	$30,173	$(866)
Operating expenses:
Costs of revenue	12,224	14,217	(1,993)
Selling, general and administrative expenses	27,104	20,787	6,317
Research and development expenses	2,403	1,610	793
Total operating expenses	41,731	36,614	5,117
Loss from operations	(12,424)	(6,441)	(5,983)
Interest expense	(1,913)	(2,720)	807
Change in fair value of financial instruments	—	267	(267)
Other income, net	985	264	721
Loss before income taxes	(13,352)	(8,630)	(4,722)
Income tax benefit	118	—	118
Net loss	$(13,234)	$(8,630)	$(4,604)
Revenue
Revenue decreased $0.9 million, or 2.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in the number of diagnostic tests delivered due to COVID-19 impacts experienced from the second half of March through September 30, 2020 coupled with a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests, which accounted for 71% and 83% of revenue in the nine months ended September 30, 2020 and 2019, respectively, decreased to 71,849 tests delivered in the nine months ended September 30, 2020 compared to 78,237 tests delivered in the same 2019 period. The adoption of the AVISE® CTD test by rheumatologists for the nine months ended September 30, 2020 increased to 2,273 ordering healthcare providers as compared to 2,040 healthcare providers in the same 2019 period. The decrease in testing revenue was partially offset by an increase in revenue to approximately $3.4 million from the co-promotion of SIMPONI® during the nine months ended September 30, 2020 compared to approximately $0.8 million during the nine months ended September 30, 2019.
Costs of Revenue
Costs of revenue decreased $2.0 million, or 14.0%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to decreased direct costs such as materials and supplies associated with the decrease in test volume and decreased royalty costs associated with the expiration of a royalty on our CB-CAPs technology during the nine months ended September 30, 2020 compared to the same 2019 period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.3 million, or 30.4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to increased employee related expenses, including stock-based compensation, of $3.6 million and increases related to insurance expenses of $0.9 million, legal fees of $0.7 million and audit and professional services of $0.6 million. The nine months ended September 30, 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses increased $0.8 million, 49.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to increased employee related expenses, including stock-based compensation, of $0.7 million and professional service fees of $0.2 million, partially offset by a decrease in clinical trial expenses of $0.1 million.
Interest Expense

Interest expense decreased $0.8 million, or 29.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the nine months ended September 30, 2020 compared to the prior year period.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease is due to the conversion of warrants to purchase preferred stock into warrants to purchase our common stock in connection with the completion of our IPO in September 2019. As a result, such warrants no longer require liability accounting which resulted in the recognition of income or expense.
Other Income, Net
Other income, net, increased $0.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is primarily due to the $0.7 million received under the CARES Act Provider Relief Fund due to lost revenues attributable to COVID-19 during the second quarter of 2020.
Income Tax Benefit
Income tax benefit increased $0.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a change in tax law under the CARES Act.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the nine months ended September 30, 2020 and 2019, we incurred a net loss of $13.2 million and $8.6 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of September 30, 2020, we had an accumulated deficit of $177.8 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of September 30, 2020, we had $61.4 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. Our revenues for the twelve-month period ended September 30, 2020 were lower than the specified targets, subsequent to September 30, 2020, we and Innovatus agreed on a new management plan and target to bring us back into compliance with the Loan Amendment. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(10,185)	$(5,784)
Investing activities	(450)	(77)
Financing activities	(15)	70,525
Net change in cash, cash equivalents and restricted cash	$(10,650)	$64,664
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $10.2 million and primarily resulted from our net loss of $13.2 million adjusted for non-cash charges of $2.8 million related to stock-based compensation, non-cash interest, depreciation, amortization and deferred income taxes and changes in our net operating assets of $0.3 million primarily related to net increases in account receivables, partially offset by net decreases in prepaid expenses and other current assets and net increases in accounts payables and accrued liabilities.
Net cash used in operating activities for the nine months ended September 30, 2019 was $5.8 million and primarily resulted from our net loss of $8.6 million adjusted for non-cash charges of $1.4 million for depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities, and changes in our net operating assets of $1.5 million related to net increases in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 and September 30, 2019 was $0.5 million and $0.1 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $15,000 and primarily resulted from principal payments on capital lease obligations, as well as proceeds from the Paycheck Protection Program loan, which were subsequently repaid in May 2020, partially offset by proceeds from Employee Stock Purchase Plan purchases.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $70.5 million and primarily resulted from net proceeds received from our IPO of $52.2 million as well as net proceeds received from the issuance of our redeemable convertible preferred stock of $18.4 million.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020 and changes to the risk factors set forth below:

Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the recent global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, and restricting business functions outside of one's home. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carries, government and third-party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of current COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, which have resulted in a reduction in patient flow, our test volumes began to decrease in the second half of March 2020. During the third quarter of 2020, our AVISE® CTD volumes substantially recovered to pre-COVID-19 AVISE® CTD volumes in the first quarter. For the three months ended September 30, 2020 and for the nine months ended September 30, 2020 as compared to the same period a year ago, we have experienced AVISE® CTD test volumes decreases of 4% and 8%, respectively. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. In addition, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel.
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
In September 2017, we entered into the 2017 Term Loan Agreement, and in November 2019, we entered into the Amended Loan Amendment. The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. The Loan Amendment (i) decreased the interest rate on all borrowings to 8.5%, of which 2.0% is paid in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis under December 2022; after which interest accrues at an annual rate of 8.5%; (ii) extended the interest only period to December 2022 and the maturity date to November 19, 2024; (iii) revised the prepayment terms to (x) restrict prepayments for the initial year following the date of the Loan Amendment and (y) set the prepayment premium at 3% of the principal amount of any term loans prepaid prior to November 19, 2020, with such prepayment premium decreasing by 1% during each subsequent twelve-month period after November 2020; and (iv) replaced the interest-only milestones with a financial covenant requiring that we achieve a specified level of revenue, as measured on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019, subject to exceptions based on achievement of performance milestones and the ability to cure any default thereof with the issuance of equity securities or subordinated indebtedness. As of September 30, 2020, there was $25.0 million in principal outstanding under the term loan and an additional $1.6 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2022. Our revenues for the twelve-month period ended September 30, 2020 were lower than the specified targets in the Amended Loan Agreement, and as a result, subsequent to September 30, 2020, we and Innovatus agreed on a new management plan and target to bring us back into compliance with the Loan Amendment. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
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
As of September 30, 2020, we have used approximately $12.8 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final Prospectus filed by us with the SEC on September 20, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders’ Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
10.1	Acknowledgement Letter to Loan and Security Agreement, by and between Innovatus Life Sciences Lending I, LP and the Registrant.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

EXAGEN INC.

Date: November 10, 2020	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)