Form 10-K
period 2020-12-31
EXAGEN INC.
filed 2021-03-16
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $83.4 million, based on the closing price of the registrant's common stock on the Nasdaq Global Market of $12.41 per share.
Total shares of common stock outstanding as of the close of business on March 12, 2021 was 12,669,816.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
We are leveraging our portfolio of testing products to establish partnerships with leading pharmaceutical companies, academic research centers and patient advocacy organizations. In December 2018, we entered into a co-promotion agreement, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen, to exclusively promote SIMPONI® (golimumab) in order to advance our integrated testing and therapeutics strategy, and we began direct promotion of SIMPONI® in January 2019. We also have agreements with other leading pharmaceutical companies and clinical research organizations, including GlaxoSmithKline LLC, or GSK, Covance Inc. and Parexel that leverage our testing products and/or the data generated from such tests. We provide GSK, a leader in lupus therapeutics, our test result data to provide market insight into and help increase awareness of the benefits of an early and accurate diagnosis of SLE and lupus nephritis, and monitoring disease activity. We partner with academic research centers and patient advocacy organizations, such as Brigham and Women's Hospital, Hospital for Special Surgery, and Duke University as well as the Lupus Foundation of America, to help improve the quality of life for people affected by autoimmune diseases through programs of research, education, support and advocacy. We plan to pursue additional partnerships that are synergistic with our evolving portfolio of testing products.
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
We market our AVISE® testing products using our specialized salesforce. Since the launch of AVISE® CTD in 2012 and through December 31, 2020, we have delivered over 487,000 of these tests. For the year ended December 31, 2020, 100,450 AVISE® CTD tests were delivered, representing an approximate 5% decline over the same period in 2019. The number of ordering healthcare providers reached a record of 2,500 for the year ended December 31, 2020, representing approximately 5% growth over the same period in 2019. In the fourth quarter of 2020, the number of ordering healthcare providers reached 1,690 compared to 1,707 in the same period in 2019, and we reached a record 635 adopting healthcare providers (defined as those who previously prescribed at least 11 diagnostic tests in the corresponding period) compared to 572 in the same period in 2019. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, including a retention rate of approximately 99% among adopting healthcare providers from the third quarter of 2020 that order at least one diagnostic test in the fourth quarter of 2020.
In addition, we continue to populate a growing proprietary database of de-identified patient test results from our clinical studies and our clinical laboratory. We believe the insight emerging from these results has the potential to unlock value for pharmaceutical and biotechnology companies in the development and commercialization of therapeutics. We believe we also have the ability to further leverage our database to optimize patient selection in clinical trials for companies developing therapeutics for autoimmune and autoimmune-related diseases. We plan to collaborate with our existing and future pharmaceutical and biotechnology partners to help maximize the full value of our in-house database.
We believe our integrated testing and therapeutics strategy differentiates us from other diagnostic and pharmaceutical companies, and results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and who have a history using our portfolio of testing products. We intend to leverage our integrated testing and therapeutics strategy to establish additional partnerships.

We are led by an experienced management team with unique capabilities to execute on our strategy of integrating the promotion of testing products and therapeutics. Our senior management has an average of over 20 years of experience in the healthcare industry with a focus on integrating diagnostics and therapeutics.
Our Strategy
We develop and commercialize next-generation testing products and promote synergistic therapeutics to ultimately improve the continuum of care for patients suffering from debilitating and chronic autoimmune diseases. The key tenets of our business strategy include:
▪Continue our track record of developing innovative testing products. Since inception, we have demonstrated a strong track record of developing testing products that address the challenges in the differential diagnosis, prognosis and monitoring of patients with autoimmune and autoimmune-related diseases. We are leveraging our proprietary CB-CAPs and methotrexate polyglutamate, or MTXPG, technologies to develop additional testing products designed to have superior clinical utility for CTDs. We believe our commitment to innovating our portfolio of testing products will further strengthen our relationships with rheumatologists and our value proposition to our existing and future pharmaceutical and biotechnology partners.
▪Drive additional market penetration for our testing products. Our portfolio of testing products enables the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. We have demonstrated a strong track record of commercial growth from our testing products, leveraging our specialized salesforce and expansive network of relationships with rheumatologists across the United States. We believe we are uniquely positioned to continue expanding our commercial presence within the autoimmune disease market and plan to continue to invest in our salesforce in order to achieve the optimal reach and frequency with rheumatologists. This will support our strategy of integrating the promotion of testing products and therapeutics. In addition, we will continue to expand our efforts in the targeted promotion and education of rheumatologists and payors as to the clinical and cost benefits of our testing products. We believe these efforts will position us to capture additional market share for our portfolio of testing products.
▪Integrate the promotion of testing products and therapeutics for autoimmune and autoimmune-related diseases and establish additional partnerships. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. In January 2019, we began our exclusive promotion of SIMPONI® in the United States. In addition, we believe our agreements with leading pharmaceutical companies and clinical research organizations validate our unique value proposition to partners seeking a competitive edge for developing and commercializing therapeutics for autoimmune and autoimmune-related diseases. We intend to leverage our integrated testing and therapeutics strategy to establish additional partnerships with a focus on the development and commercialization of therapeutics that are synergistic with our testing products.
▪Maintain meaningful margin. We realized an increase to our gross margins beginning in the first quarter of 2020 following the expiration of a 10% annual royalty on our CB-CAPs technology. We believe we are well positioned to maintain meaningful margin through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payor coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs. However, our efforts to maintain a meaningful margin may be partially offset by our ability to generate meaningful co-promotion revenue in 2021.
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
In March 2011, the first new biologic targeting treatment of SLE in over 50 years, GSK’s Benlysta®, was approved by the U.S. Food and Drug Administration, or the FDA, and in December 2020, the FDA approved this biologic drug for the treatment of lupus nephritis. It is the only approved biologic for the treatment of active, antibody-positive SLE who are receiving standard therapy, and in December 2020, the FDA approved this biologic for the treatment of adult patients with active lupus nephritis who are receiving standard therapy. Since Benlysta®'s approval, there have been a number of drug development programs that have failed in SLE, which may suggest that guidelines for classifying SLE patients and the endpoints used to determine clinical effectiveness have not adequately addressed the complexity of the disease process and its heterogeneous population. We believe biopharmaceutical companies would benefit from the differential diagnosis enabled by our AVISE® testing products in order to better identify sub-populations of SLE patients for targeted therapies.
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
Our Solution
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. Our product portfolio integrates our proprietary CB-CAPs technology, which is a stable and reliable method for differentially diagnosing SLE. We are focused on leveraging our portfolio of testing products to co-promote therapeutics with existing partners and future partners through our sales channel targeting the approximately 5,000 rheumatologists across the United States.
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
Diagnosis
AVISE® CTD
Our lead testing product, AVISE® CTD, is a comprehensive test that aids in the differential diagnosis of SLE versus other common CTDs. The SLE portion of the test employs our proprietary CB-CAPs technology and specifically measures activation of the complement system by quantifying the level of two CB-CAPs biomarkers in the patient’s blood, B-cell C4d, or BC4d, and erythrocyte bound C4d, or EC4d, which are higher in patients with SLE compared to patients with other CTDs. In addition, the comprehensive nature of AVISE® CTD enables testing for a series of biomarkers (23 as of December 31, 2020) in one convenient blood draw to further aid in the differential diagnosis of a wide variety of CTDs and other diseases which can be challenging to diagnose as a result of overlapping symptoms. These diseases include SLE, RA, Sjögren’s syndrome, APS, other autoimmune-related diseases such as autoimmune thyroid, and other disorders that mimic these diseases, such as fibromyalgia. Our test’s ability to allow rheumatologists to effectively rule out SLE and differentially diagnose other CTDs such as RA adds clarity to the rheumatologist’s assessment, thereby making the evaluation process more efficient and accurate. The clinical performance of our proprietary biomarkers and the convenience of a single blood draw make AVISE® CTD an attractive choice among rheumatologists.
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
AVISE® Vasculitis AAV
In September 2020, we launched AVISE® Vasculitis AAV which utilizes a testing panel of individual analytes designed to provide physicians with rapid and reliable results in the assessment and monitoring of anti-neutrophil cytoplasmic antibody, or ANCA, associated vasculitis, or AAV. AAV is a group of autoimmune diseases characterized by vascular inflammation and damage. Early signs and symptoms vary greatly and are not always indicative of the severity of the disease. Rapid and accurate testing is essential to prevent death and long-term disability.
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
AVISE® PC4d
AVISE® PC4d, introduced in 2018, reflects over 10 years of research efforts and employs our proprietary CB-CAPs technology. This proprietary CB-CAP biomarker measures platelet- bound C4d, or PC4d, and has been shown in clinical studies to have significant association with thrombosis and ischemic stroke in SLE. These thrombotic events can be among the most damaging and deadly forms of lupus flares and often strike without warning. Because of its strong association with thrombosis, we believe AVISE® PC4d promises to be a valuable tool for SLE disease monitoring.
Monitoring
AVISE® SLE Monitor
AVISE® SLE Monitor is a six-biomarker blood test that employs our proprietary CB-CAPs technology and is intended to assess the condition of a patient that has been diagnosed with SLE. It offers a unique combination of biomarkers that measure for EC4d, which has shown greater accuracy in tracking disease activity than C3 and C4, and PC4d, which is associated with thrombosis risk in SLE. AVISE® SLE Monitor offers additional insight into a patient’s disease activity as well as possible adverse events. Rheumatologists have limited methods for evaluating the extent of disease activity taking place inside the body of an SLE patient. They rely on imperfect biomarkers, overt symptoms or flares, and patient reported history, all of which leave the rheumatologists looking for greater insights. In surveys conducted with SLE patients, it has been reported that patients tend to under report their symptoms and over 70% of healthcare providers are unaware of this bias. AVISE® SLE Monitor demonstrates correlation to SLE disease activity and is therefore designed to enable rheumatologists to effectively assess and optimize therapeutic intervention in patients diagnosed with SLE. Additionally, AVISE® SLE Monitor measures EC4d, anti-C1q, C3, C4 and anti-dsDNA which can assist physicians with managing their lupus nephritis patients. Depending on disease severity, our AVISE® SLE Monitor testing product may be utilized by patients multiple times a year and throughout their lives. We believe AVISE® SLE Monitor will play an increasingly important role in the management of SLE patients and further solidify the role and relationship of AVISE® testing products for these patients.

In the first quarter of 2021, physicians will have the option to obtain complete blood counts with differential (CBC+diff) and serum creatinine and C-reactive protein measurements for their patients along with their AVISE® SLE Monitor test order.
AVISE® MTX
AVISE® MTX is a patented and validated blood test that precisely measures blood levels of MTXPG, the active metabolite of methotrexate linked to disease control in RA patients. There is large variability in the way patients absorb and metabolize methotrexate, leaving rheumatologists unsure of what steps to take when a patient has an inadequate response. Methotrexate is the most widely prescribed drug by rheumatologists in the treatment of RA. Measuring MTXPGs allows rheumatologists to identify patients presenting with inadequate exposure to methotrexate enabling them to optimize dosing and achieve therapeutic levels commensurate with adequate disease control. When faced with a patient who is not responding to methotrexate therapy, the options include increasing the dose, switching to a parenteral delivery method and/or advancing to a more costly biologic therapy. AVISE® MTX provides crucial information as to whether a patient has achieved MTXPG blood levels consistent with an appropriate response to methotrexate, also known as the therapeutic level, or if the MTXPG blood levels are too low to produce adequate effects. The rheumatologists can then make informed therapeutic decisions to optimize methotrexate therapy and give patients their best chance at achieving an optimal response.
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
AVISE® HCQ
AVISE® HCQ is a blood test designed to help rheumatologists objectively monitor levels of hydroxychloroquine, or HCQ, in whole blood as they treat patients with SLE and other CTDs, including RA. HCQ is typically prescribed to patients to control SLE disease activity and prevent flares. However, there is large variability in the response to HCQ therapy, the drug can sometimes take weeks or months to have a therapeutic effect and compliance has been documented to be an issue in CTD patients. We believe measuring HCQ makes the patient accountable, and also helps to determine whether HCQ blood levels are adequate and consistent with clinical efficacy. The addition of new and costly biologic therapies approved for the treatment of SLE may drive interest by all healthcare stakeholders, especially payors, to adopt an approach that optimizes a generic drug before advancing to a costlier alternative. AVISE® HCQ is also compatible with AVISE® Touch.
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
AVISE® CTD Report

AVISE CTD

Order ID	611111
Provider	Sample Provider MD

Specimen	
Collected	01/28/2021
Received	01/29/2021
Test Order	
Created	01/29/2021
Reported	02/09/2021

Patient	**Test, Patient**
Gender - DOB	Female - 01/01/2000
Identifier Received	
Exagen ID	111111

AVISE CTD Test Report

AVISE Lupus Result: **Tier 1 Positive**

Negative
Indeterminate
Positive
Tier 1 Positive
-5
-4
-3
-2
-1
0
1
2
3

<table>
<tr><th>Tier 1 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 1 Assessment</th></tr>
<tr><td>Anti-dsDNA IgG</td><td>413 IU/mL</td><td>POSITIVE</td><td><302 - Negative | ≥302 - Positive</td><td rowspan="5">Positive</td></tr>
<tr><td>Confirmation by Crithidia luciliae</td><td></td><td>Positive dsDNA confirmed by Crithidia</td><td></td></tr>
<tr><td>Anti-Smith IgG</td><td>1 U/mL</td><td>Negative</td><td><5 - Negative | 5-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>8 Net MFI</td><td>Negative</td><td><15 - Negative | 15 -75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>125 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
</table>

Note:

The Tier 1 result is associated with an increased likelihood of SLE and is the product of the following analyte values meeting the Tier 1 criteria: Anti-dsDNA, confirmed by Crithidia IFA

<table>
<tr><th>Tier 2 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 2 Assessment</th></tr>
<tr><td>ANA IgG</td><td>>150 Units</td><td>STRONG POSITIVE</td><td><20 - Negative | 20-59 - Positive | ≥60 - Strong Positive</td><td rowspan="8">Not assessed due to Tier 1 Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>8 Net MFI</td><td>Negative</td><td><15 - Negative | 15-75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>125 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
<tr><td>Anti-SS-B/La IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Scl-70 IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Centromere Protein B (CENP) IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Jo-1 IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-CCP IgG</td><td><1 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
</table>

Note:

Approved by: R. Harper Summers, MD   Date: 01-31-2021

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

Page 1 of 2

AVISE CTD

Order ID 611111
Provider Sample Provider MD

Specimen
Collected 01/28/2021
Received 01/29/2021

Test Order
Created 01/29/2021
Reported 02/09/2021

Patient Test, Patient
Gender - DOB Female - 01/01/2000
Identifier Received
Exagen ID 111111

SLE-Associated Analytes	Value	Interpretation	Reference Range
++ ANA IgG	>150 Units	STRONG POSITIVE	ELISA: <20 - Negative | 20-59 - Positive | ≥60 - Strong Positive
+ ANA by HEp-2 Titer:	1:320	POSITIVE	IFA: <1:80 - Negative | ≥1:80 - Positive
Nuclear Pattern: Homogeneous			
Cytoplasmic Pattern: Observed			
+ Anti-dsDNA IgG	413 IU/mL	POSITIVE	ELISA: <302 - Negative | ≥302 - Positive
+ Anti-dsDNA by Crithidia (confirmatory)	POSITIVE		IFA: Negative
Anti-Smith IgG	1 U/mL	Negative	ELISA: <5 - Negative | 5-10 - Equivocal | >10 - Positive
CB-CAP: EC4d - Erythrocyte-bound C4d	8 Net MFI	Negative	FACS: <15 - Negative | 15-75 - Positive | >75 - Strong Positive
+ CB-CAP: BC4d - B-lymphocyte-bound C4d	125 Net MFI	POSITIVE	FACS: <61 - Negative | 61-200 - Positive | >200 - Strong Positive

Other Autoimmune Disease Auto-Antibodies	Value	Interpretation	Reference Range
Anti-U1RNP IgG	3 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-RNP70 IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Ro52 IgG	5 CU	Negative	CIA: <20 - Negative | ≥20 - Positive
+ Anti-Ro60 IgG	116 CU	POSITIVE	CIA: <20 - Negative | ≥20 - Positive
Anti-SS-B/La IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Scl-70 IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-RNA Pol III IgG	10 Units	Negative	ELISA: <20 - Negative | 20 - 80 - Equivocal* | >80 - Strong Positive
Anti-Centromere Protein B (CENP) IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Jo-1 IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Rheumatoid Arthritis Auto-Antibodies	Value	Interpretation	Reference Range
Rheumatoid Factor IgM	<1.0 U/mL	Negative	ELISA: <3.5 - Negative | 3.5-5 - Equivocal | >5 - Positive
Rheumatoid Factor IgA	2 U/mL	Negative	ELISA: <14 - Negative | 14-20 - Equivocal | >20 - Positive
Anti-CCP IgG	<1 U/mL	Negative	ELISA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Antiphospholipid Syndrome Auto-Antibodies	Value	Interpretation	Reference Range
Anti-Cardiolipin IgM	<1 CU	Negative	CIA: <20 - Negative | ≥20 - Positive
+ Anti-Cardiolipin IgG	25 CU	POSITIVE	CIA: <20 - Negative | ≥20 - Positive
Anti-β2 Glycoprotein 1 IgM	<1 CU	Negative	CIA: <21 - Negative | ≥21 - Positive
+ Anti-β2 Glycoprotein 1 IgG	61 CU	POSITIVE	CIA: <21 - Negative | ≥21 - Positive

Thyroid Auto-Antibodies	Value	Interpretation	Reference Range
Anti-Thyroglobulin IgG	<12 IU/mL	Negative	ELISA: <40 - Negative | 40-60 - Equivocal | >60 - Positive
Anti-Thyroid Peroxidase IgG	<4 IU/mL	Negative	ELISA: <25 - Negative | 25-35 - Equivocal | >35 - Positive

Notes:

*Interpretation of the reference range has been changed effective 10/19/2020

References

1) Kalunian K, et al. Measurement of CB-CAPs enhances diagnostic performance in SLE. Arthritis Rheum. 2012 Dec;64(12):4040-7. 2) Wallace D, et al. Systemic lupus erythematosus and primary fibromyalgia can be distinguished by testing for cell-bound complement activation products. Lupus Sci Med., 2016 Feb;3(1):e000127. 3) Putterman C, et al. CB-CAPS in SLE: comparison with anti-ds DNA and standard complement measurements. Lupus Sci Med. 2014 Oct;1(1):e000056

Page 2 of 2

Exagen

1261 Liberty Way, Vista CA 92081
CLIA# 05D1075048
CAP# 7201051 | NYSDOH PFI# 8369

Laboratory Directors:
Richard Safrin, MD
R. Harper Summers, MD

Provider Relations: 888.452.1522

AVISE and the AVISE and Exagen logos are registered trademarks of Exagen Inc. ©2021 All Rights Reserved

This test is used for clinical purposes, though results are not intended to be used as the sole means for clinical diagnosis or patient management decisions. It should not be regarded as investigational or for research. It has not been cleared or approved by the FDA. Exagen is regulated under CLIA as qualified to perform high-complexity testing.

Therapeutics

In December 2018, we entered into the Janssen Agreement to exclusively promote SIMPONI® in the United States for the treatment of adult patients with moderate to severe RA and for other indicated rheumatic diseases, and we began direct promotion of SIMPONI® to rheumatologists with our specialized salesforce in January 2019. We believe our salesforce allows us to reach the approximately 5,000 rheumatologists in the United States. Additionally, we believe that educating providers regarding SIMPONI® has and will continue to facilitate greater acceptance of SIMPONI®.
Our AVISE® MTX test can identify methotrexate patients with inadequate methotrexate exposure who are potential candidates for SIMPONI® therapy. Our AVISE® Anti-CarP test can identify RA patients with more severe disease requiring more aggressive therapy, such as anti-TNF biologics like SIMPONI®. We believe our strategy of integrating the promotion of testing products and therapeutics, combined with our specialized salesforce, uniquely position us to expand SIMPONI®’s U.S. market share. We recognized co-promotional revenue of approximately $5.1 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively. For more information regarding the Janssen Agreement, including predetermined baselines and minimum promotion fee levels for 2021, see “—Agreements with Pharmaceutical Companies.”
In recent years, advancements in the understanding of the autoimmune and autoimmune-related disease process have led to a significant number of novel biologic drugs and drug development initiatives, especially in RA and SLE, and we intend to leverage our integrated testing and therapeutics strategy to establish additional partnerships with a focus on the development and commercialization of therapeutics that are synergistic with our testing products.
Our Pipeline and Growth Opportunities
In December 2019, we formed a Scientific Advisory Board consisting of national experts in the clinical management of rheumatic autoimmune diseases including RA and lupus to help guide the organization’s leadership team on the design and execution of research projects as well as weigh-in on known and anticipated advances in technologies affecting clinical management of autoimmune diseases. We believe there is significant potential to capitalize on our proprietary CB-CAPs and MTXPG technologies by integrating those technologies with commercially validated biomarkers to develop testing products with superior clinical utility. The complement pathway is widely implicated in the pathogenesis of a variety of conditions, including autoimmune diseases and organ transplant rejection, and emerging data suggests its implication in cancer development. We believe that our proprietary CB-CAPs technology, owing to its stability and reliability, will allow us to produce meaningful and differentiated proprietary solutions for rheumatologists. For example, we are focused on leveraging our proprietary CB-CAPs technology by developing a thrombosis risk score with PC4d in prognosing cardiovascular events in SLE. In addition, we are developing a panel of assays that we believe may have high diagnostic and/or prognostic value in patients with fibromyalgia, RA, Sjögren’s and myositis, and we continue to evaluate the use of AVISE® Touch and microfluidics for our broader portfolio of testing products to increase convenience and cost-effectiveness.
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
As of December 31, 2020, our overall sales team consisted of approximately 66 members. We have a salesforce of 53 representatives, who are managed by a team of seven regional sales directors. Our salesforce is organized into seven regions which include, Pacific, Southwest, Midwest, Great Lakes, Southeast, Atlantic and Northeast. As of December 31, 2020, our salesforce was covering a total of 56 territories within the seven regions. We expanded the reach and frequency of our salesforce by adding seven new territories in 2021 for a total of 63 territories, as well as the creation of an inside salesforce to further our reach with rheumatologists in white space, complementing our decentralized salesforce and covering vacant territories. In addition, we expect to increase our salesforce in 2021, which is expected to significantly increase the number of sales calls made per year, helping us to cultivate a strong collaborative relationship with rheumatologists through increased interactions. To further support our promotional efforts, we have a centralized, dedicated client services department with a high level of technical training that augments our specialized salesforce and marketing activities and enhances sales efficiency and customer satisfaction by providing personalized customer support. We believe our salesforce allows us to reach the approximately 5,000 rheumatologists in the United States.
Right Doctor, Right Message, Right Frequency
We believe our sales model of integrating the promotion of testing products and therapeutics will be complemented by our focused “high-touch” selling approach that emphasizes execution in three core areas: targeting, messaging and call frequency. We strategically target the highest-potential practices by utilizing various data sources (e.g., market analytics, demographic data, historical biologic and diagnostic product usage trends). Furthermore, we believe the increased access afforded by our testing products will allow for patient-focused messaging and the increased accuracy of our testing products over current standard of care diagnostic methodologies. Finally, we execute a high-frequency promotional strategy for our top targeted rheumatologists and their office personnel to build knowledge, understanding and retention of the benefits of our testing products.
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
Reimbursement, Clinical Validation and Clinical Utility
Reimbursement
We seek reimbursement for our testing products from several sources, including commercial third-party payors, government payors and patients. Payment from commercial third-party payors differs depending on whether we have entered into a contract with the payor as a participating provider or do not have a contract and are considered to be an out-of-network provider. When we contract to serve as a participating provider, reimbursements are made pursuant to a percentage of our charges or a negotiated fee schedule amount. Where we are not reimbursed in full, we may elect to appeal the insurer’s underpayment or denial of payment or seek payment from the patient. We continue to focus on expanding coverage among existing contracted providers and achieving coverage with commercial payors, laboratory benefit managers and evidence review organizations. We employ a multi-pronged strategy designed to achieve broad coverage and reimbursement for our AVISE® testing products:
▪Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe inclusion in leading clinical guidelines plays a critical role in payors’ coverage decisions. In order to change clinical guidelines, tests must carry a high level of published evidence demonstrating analytical validity, clinical validity, clinical utility and cost effectiveness. When studies with such evidence are published in peer-reviewed journals, the authors of clinical guidelines may assess the level of evidence and determine whether modifying existing guidelines to include new technology is warranted. For example, we previously conducted peer-reviewed, published clinical studies for AVISE® Lupus which helped us secure favorable coverage from various commercial plans. We have conducted, and continue to conduct, clinical validation and clinical utility studies for AVISE® Lupus, which we believe will provide a basis for the ACR White Paper and/or UpToDate to consider inclusion of AVISE® Lupus in their respective guidelines. In the future, we also intend to conduct similar studies in order to develop similar supporting literature with respect to our other testing products.
▪Execute an internal managed care policy and claims adjudication function as part of our core business operations. We employ a team of in-house claims processing and reimbursement specialists who work with patients and payors to obtain maximum reimbursement. In parallel, a managed care team collaborates with our reimbursement specialists to ensure our payor outreach strategy reacts and anticipates the changing needs of our customer base. Our customer service team is an integral part of our reimbursement strategy, working with patients and rheumatologists to navigate the claims process.

▪Cultivate a network of key opinion leaders. Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into clinical guidelines. We collaborate with key opinion leaders early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our testing products to healthcare providers and payors.
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
Healthcare Economics
In October 2020, a study in collaboration with leading health economic experts was published in the journal ACR Open Rheumatology, titled "Evaluation of the Economic Benefit of Earlier Systemic Lupus Erythematosus (SLE) Diagnosis using a Multivariate Assay Panel (MAP)." This was the first ever evaluation of the economics of diagnosing SLE with AVISE® Lupus (MAP) compared to standard diagnostic laboratory tests in a hypothetical cohort of 1,000 suspected SLE patients. Over the four-year time horizon, AVISE® Lupus demonstrated an estimated total direct cost savings of approximately $2.0 million, or $1,991 per patient. In addition, the year one savings was $655,403, or $655 per eligible patient, with the use of AVISE® Lupus, which aligns with early benefit to health plans looking for savings in the first year.
The above referenced studies are included in the AVISE® Lupus Dossier. In March 2020, we announced coverage and in-network contract with three California Medical Groups followed by coverage and an in-network agreement with TRICARE East Humana Military and Highmark BCBS coverage policy. We anticipate continued coverage determinations and in-network contracting announcements in 2021 and beyond.
We believe our reimbursement strategy, including establishing the clinical validation, clinical utility and health economics of our testing products will continue to allow us to drive an expansion in reimbursement coverage for our testing products.
Laboratory Operations
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for the performance of high-complexity testing by the Centers for Medicare and Medicaid Services, or CMS, in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. In the fourth quarter of 2020, we completed the build-out of approximately 2,000 additional square feet to our clinical laboratory. We believe that our existing laboratory facilities are adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.
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
Competition
Our principal competition for our AVISE® testing products is traditional methods used by healthcare providers to test patients with CTD like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. (acquired by Laboratory Corporation of America in June 2020). Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Myriad Genetics, Inc., Progentec Diagnostics Inc., Scipher Medicine Corporation, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc. and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
Direct competition for the promotion of SIMPONI® includes all other companies with anti-TNF biologics and the marketing companies supporting their distribution and promotion. These products include HUMIRA® from Abbvie Inc., ENBREL® from Amgen Inc., CIMZIA® from UCB, INFLECTRA® from Pfizer Inc., or Pfizer, (biosimilar REMICADE®) and RENFLEXIS® from Merck & Co. (biosimilar REMICADE®). Additionally, we are restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the Janssen Agreement without Janssen's consent. Additional competitors include companies with other biologic drugs indicated for RA that have significant sales or sales potential. Specifically, these include ORENCIA® from Bristol-Myers Squibb Company, ACTEMRA® from Roche Holding AG, or Roche, RITUXAN® from Roche, XELJANZ® from Pfizer, KEVZARA® from Sanofi S.A., RINVOQTM from Abbvie Inc. and OLUMIANT® from Eli Lilly and Company. There are also several late-stage RA drug and biosimilar development programs and several additional RA products that have minimal sales to date or that are indicated for other rheumatic indications competitive to SIMPONI® such as psoriatic arthritis and ankylosing spondylitis.
We believe the principal competitive factors in our target market include: quality and strength of clinical and analytical validation data; confidence in diagnostic results; safety and efficacy with respect to promoted therapeutics; sales and marketing capabilities; the extent of reimbursement; inclusion in clinical guidelines; cost-effectiveness; and ease of use.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by rheumatologists and payors as functionally equivalent to our solution or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our products and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline.
Agreements with Pharmaceutical Companies
Janssen Agreement
In December 2018, we and Janssen entered into the Janssen agreement to co-promote SIMPONI® in the United States. We are responsible for the costs associated with our salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee ranging from $750 to $1,250 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline for the quarters ended March 31, 2019 to December 31, 2020. The predetermined average baseline for quarters ended March 31, 2019 to March 31, 2020 was approximately 29,000 prescribed units per quarter, subject to adjustment under certain circumstances. In June 2020, due in part to COVID-19, we amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for each remaining quarter in 2020, starting with the quarter ending June 30, 2020, was adjusted from approximately 29,000 to approximately 26,000 prescribed units per quarter, and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we received a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline. In December 2020, we further amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for the quarters ending December 31, 2020, March 31, 2021 and June 30, 2021 was adjusted to approximately 28,750 prescribed units per quarter, subject to further adjustment under certain circumstances. For the first and second quarter of 2021, we will be entitled to an amended quarterly tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over the predetermined baseline. We refer to the Janssen Agreement, as amended in June 2020 and December 2020, as the Amended Janssen Agreement. Pursuant to the Amended Janssen Agreement, for each of the first and second quarters of 2021, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. We continued to receive a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline for the quarter ended December 31, 2020. The quarterly tiered promotion fee for the remaining term of the Amended Janssen Agreement beginning with the quarter ended September 30, 2021 will revert to the terms set forth in the Janssen Agreement prior to the amendment, with no minimum promotion fee and no cap on predetermined baseline units.
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
Collaboration Agreement with GSK
In January 2018, we entered into a collaboration agreement with GSK, pursuant to which we provide GSK with our test result data to provide market insight into and help increase awareness on the benefits of an early and accurate diagnosis of SLE. The agreement was amended in November 2018 to, among other things, include data from our AVISE® Prognostic and AVISE® HCQ testing products and extend the term of the agreement through December 31, 2019. The agreement was further amended in November 2019 and November 2020 to, among other things, extend the term of the agreement through December 31, 2020 and December 31, 2021, respectively.
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
Patent Protection for our AVISE® Testing Products
Our portfolio of patents and patent applications related to our AVISE® testing products generally relates to three aspects: CB-CAPs, red blood cell MTXPG exposure assessments, and anti-MCV antibodies. The patent families which we believe are important for the protection of AVISE® are summarized below in the section entitled “—License Agreements.” As of February 8, 2021, our portfolio primarily consisted of the following:
CB-CAPs
We are the exclusive licensee of five patent families related to CB-CAPs technology from the University of Pittsburgh, or UPitt. We expect that these patent families (U.S. Patent Nos. 7,361,517; 7,390,631; 7,585,640; 7,588,905; 8,080,382; and 8,126,654) will expire in 2024 or 2025. A foreign patent corresponding to U.S. Patent No. 7,361,517 has issued in Europe (EP 1,756,571). Foreign patents corresponding to U.S. Patent No. 7,390,631 have issued in Japan (JP 4570872 and JP 4906898). Foreign patents corresponding to U.S. Patent No. 7,585,640 have issued in Australia (AU 2005242719) and Canada (CA 2,564,492). A foreign patent corresponding to U.S. Patent Nos. 7,588,905 and 8,126,654 has issued in Japan (JP 4550051). We also own one issued patent (US 10,132,813), two pending U.S. nonprovisional patent applications, a pending PCT application, and a pending U.S. provisional application that relate to our AVISE® Lupus products. Foreign patents corresponding to US 10,132,813 have issued in Europe (EP 2,673,644) and Japan (JP 5,990,542) and Hong Kong (HK112316). In order to manage our foreign filing costs and focus on the U.S. market, we made the decision to cease the prosecution and maintenance of several of our foreign patents and patent applications related to our CB-CAPs technology, including EP 1,432,731; EP 1,618,379; EP 1,635,692; EP 1,745,287; EP 2,214,014; EP 2,216,650, and certain of their corresponding family members.
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
Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured, and used within a single laboratory for use only in that laboratory, which are referred to as laboratory developed tests, or LDTs. We believe that the AVISE® CTD and AVISE® MTX are LDTs, as are our near-term pipeline candidate tests. As a result, we believe many of our diagnostic services are currently subject to the FDA’s enforcement discretion and are not subject to the FDA’s oversight. However, reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation.
Legislative and administrative proposals proposing to amend the FDA’s oversight of LDTs have been introduced in recent years and we expect that new legislative and administrative proposals will continue to be introduced from time to time. It is possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our LDTs or to develop and introduce new tests as LDTs.
For example, in recent years, FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. For example, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” or the Reporting Guidance. The Framework Guidance stated that FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the classification of medical devices generally in Classes I through III. The Reporting Guidance would have further enabled FDA to collect information regarding the LDTs currently being offered for clinical use through a notification process, as well as to enforce its regulations for reporting safety issues and collecting information on any known or suspected adverse events related to the use of an LDT. On November 18, 2016, the FDA announced that it would not finalize either guidance document to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, and the FDA issued a discussion paper on possible approaches to LDT regulation in January 2017. Moreover, in August 2020, the U.S. Department of Health and Human Services announced that FDA will not require premarket review of LDTs absent notice-and-comment rulemaking, as opposed to through guidance documents and other informal issuances.
The FDA could ultimately modify its current approach to LDTs in a way that would subject LDTs to additional regulatory requirements. Moreover, legislative measures have could likewise result in a change to the approach to FDA's regulation over LDTs, including a requirement for premarket review of LDTs, among other things.
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
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.
More recently, in September 2019, the FDA published revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods for such device types.
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
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes to ensure compliance with the QSR. PMA devices are also subject to the payment of user fees, and an annual establishment registration fee.
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
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of ‘‘off-label’’ uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Device manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, will be subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with any marketed medical device products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on a medical device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals; or
•criminal prosecution.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state law restrictions, such as California’s Physician Ownership and Referral Act, or PORA, and other comparable state laws. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.
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
Although the Anti-kickback Statute applies only to items and services reimbursable under any federal health care program, a number of states, including California, have passed statutes substantially similar to the Anti-kickback Statute that apply to all third-party payors, including commercial insurers, and in some states, to patients without insurance. The California Attorney General and courts have interpreted the California anti-kickback and fee-splitting laws in substantially the same way as HHS and the courts have interpreted the Anti-kickback Statute. Penalties of such state laws include imprisonment and significant monetary fines.
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
The Federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from, making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs. Several states, including California, have enacted comparable false claims laws which may be broader in scope and may apply regardless of payor.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for significant civil monetary penalties for each wrongful act and up to three times the amount improperly claimed. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and False Claims Act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of HHS, or OIG, emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payors.
HIPAA created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Privacy and Security Laws
U.S. Data Privacy and Security Laws
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by certain entities including health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in certain health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA and HITECH laws and regulations include civil and criminal penalties.
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
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, recently adopted the California Consumer Privacy Act of 2018, or the CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
GDPR and Foreign Laws
We are also subject to foreign privacy laws in the foreign jurisdictions in which we sell our testing products. The interpretation, application and interplay of consumer and health-related data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. In Europe, the General Data Protection Regulation, or GDPR, went into full effect in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals in regard to their personal data and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. It provides that European Union, or EU, and European Economic Area, or EEA, member states may make their own further laws and regulations, which may impose further limitations, including in relation to the processing of biometric or health data, which may result in differences between member state laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.
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
Under Medicare, payment for our laboratory tests are generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to

CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. As required under PAMA, CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates for the tests.
On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are based upon these reported private payor rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised CPT code, initial payment rates will be assigned by the gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2021 through 2023. At the beginning of 2020, PAMA’s impact on Medicare reimbursement for AVISE® CTD was a reduction of 7.3% compared to levels experienced in 2019. Effective March 2020, as a result of our change in the composition of our AVISE® CTD test, PAMA's impact on Medicare reimbursement for AVISE® CTD was a reduction of 5.3% compared to levels experienced in 2019. We do not expect PAMA to impact Medicare reimbursement for AVISE® CTD in 2021 compared to levels experienced in 2020. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law on March 27, 2020 provides clinical laboratories a one-year reprieve from reporting requirements under the Protecting Access to Medicare Act, as well as a one-year delay of rate cuts scheduled to take place next year. Reporting was not required between January 1, 2020 to December 31, 2020. Instead, it is required between January 1, 2022 and March 31, 2022. Additionally, the next round of rate cuts was pushed from 2021 to 2022, with tests receiving cuts of up to 15% a year from 2022 through 2024.
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
Billing for diagnostic testing can be complicated. Depending on the billing arrangement and applicable law, we must bill various payors, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS also establishes new procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs. Missing or incorrect information on test requisitions adds complexity to and slows the billing process, creates backlogs of unbilled tests, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could also lead to various penalties, including:
▪overpayments and recoupments of reimbursement received;
▪exclusion from participation in Medicare/Medicaid programs;
▪asset forfeitures;
▪civil and criminal fines and penalties; and
▪the loss of various licenses, certificates and authorizations necessary to operate our business.
Any of these penalties or sanctions could have a material adverse effect on our results of operations or cash flows.
Healthcare Reform
In March 2010, the ACA was enacted in the U.S. The ACA made a number of substantial changes to the way healthcare is financed by governmental and private insurers. The ACA, among other things, included provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict. Additionally, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional state and federal health care reform measures may also be adopted in the future, any of which could have a material adverse effect on the clinical laboratory industry.
Human Capital
As of December 31, 2020, we had 181 full-time employees, and 2 part-time employees in the United States. These included 35 in laboratory operations, 12 in research and development, 71 in sales and marketing and 63 in general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our business and operations, our pipeline, and also protect the long-term interests of our securityholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.
We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where our employees can thrive and be inspired to make exceptional contributions to bring novel testing products to patients.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, motivate and retain employees.
Suppliers
We rely on sole suppliers for the critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our AVISE® testing products. We also purchase components used in our AVISE® testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2020 and 2019 and our total assets as of December 31, 2020 and 2019, is included in our Financial Statements in Item 8 of this Annual Report.
Corporate Information

We were incorporated under the laws of the state of New Mexico in 2002, under the name Exagen Corporation. In 2003, we changed our state of incorporation from New Mexico to Delaware by merging with and into Exagen Diagnostics, Inc., pursuant to which we change our name to Exagen Diagnostics, Inc. In January 2019, we changed our name to Exagen Inc. Our principal executive offices are located at 1261 Liberty Way, Vista, California 92081. Our telephone number is (760) 560-1501. Our website address is www.exagen.com. The information contained in, or accessible through, our website is not part of, and is not incorporated by reference into, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock.
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
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in this Item 1A:
•Our business is subject to risks arising from epidemic diseases, such as the global pandemic of the COVID-19 coronavirus;
•We have a history of losses, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
•In the near-term, we expect that our financial results will depend primarily on sales of our testing products, and we will need to generate sufficient revenue from these testing products to grow our business;
•Our future growth depends, in part, on our ability to execute on our strategy of integrating the promotion of our existing and future proprietary testing products with the promotion of therapeutics, and we may be unsuccessful in our promotion efforts for SIMPONI®, which could adversely affect our ability to implement this strategy;
•We may be unable to manage our ongoing growth effectively, which could make it difficult to execute our business strategy;
•If we lose or are unable to secure partners for our integrated testing and therapeutics strategy, or if our partners do not apply adequate resources to their relationships with us or are unable to provide, on a timely basis, an adequate and reliable supply of the therapeutics that we promote, our potential for profitability may be adversely affected;
•Our commercial success depends on attaining and maintaining significant market acceptance of our testing products and promoted therapeutics among rheumatologists, patients, third-party payors and others in the medical community;
•We rely on sole suppliers for some of the reagents, equipment and other materials used in our testing products, and we may not be able to fund replacements or transition to alternative suppliers;

•If we are unable to support demand for our current testing products or any of our future testing products or solutions, our business could suffer;
•If third-party payors do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products or promoted therapeutics, or if we or our partners are unable to successfully negotiate payor contracts, our commercial success could be compromised;
•If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability;
•Developing new testing products involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other testing products we are developing;
•If our sole laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed;
•We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations;
•If we are unable to maintain intellectual property protection our competitive position could be harmed; and
•If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in areas where "stay-at-home" restrictions have been lifted and the number of COVID-19 cases have declined, many individuals remain cautious about resuming activities such as preventative-care medical visits. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carries, government and third-party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020. We experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. By the end of the third quarter of 2020, the number of AVISE® CTD tests delivered substantially recovered to pre-COVID-19 AVISE® CTD tests reported in the first quarter of 2020, and in the fourth quarter of 2020, the number of AVISE® CTD tests delivered exceeded our pre-COVID-19 AVISE® CTD tests reported in the first quarter of 2020. For the three months ended December 31, 2020 as compared to the same period in 2019, we experienced a AVISE® CTD volume increase of approximately 5%. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The economic downturn may also result in closures of the practices of our primary customers. As it relates to our promotion efforts of SIMPONI®, we may experience decreased demand for or discontinued treatment with SIMPONI® from patients who are infected by COVID-19 or who may be at higher risk of infection if it is determined that such patients should minimize exposure to immunosuppressant therapies.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve or re-negotiate volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. Our salesforce has been, and for an extended period of time may continue to be limited to their in-person interactions with healthcare providers, and therefore, also limited their ability to engage in various types of healthcare provider education activities. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise distracted. We have also experienced delays in procurement of our testing supplies due to the resurgence of varying forms of "stay-at-home" orders in the fourth quarter of 2020, which may continue into the future, and our partners, including Janssen, may also experience a disruption in their ability to readily obtain supply. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
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
The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital on a timely basis or at all. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. COVID-19 may also have the effect of heightening many of the other risks described in this section.
We have a history of losses, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we incurred net losses of $16.7 and $12.0 million, respectively, and we expect to incur additional losses in 2021 and in future years. As of December 31, 2020, we had an accumulated deficit of $181.3 million. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products, to develop future testing products and to continue to execute our integrated testing and therapeutics strategy. We have experienced and may continue to experience decreases in test volumes due to the impact of the COVID-19 pandemic. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline.
We only recently began transitioning toward an integrated testing and therapeutics strategy, and have experienced material fluctuations in our ability to drive meaningful revenue from the promotion of therapeutics. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer history of utilizing an integrated testing and therapeutics strategy in addition to the sale of our testing products.
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
We are in the process of integrating our historical testing products business with the promotion of therapeutics in an integrated testing and therapeutics strategy. Our integrated testing and therapeutics strategy leverages our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products to promote therapeutics. As a result, our future growth is dependent, in part, on our ability to leverage our unique commercial model of offering testing products combined with therapeutics, including with respect to the Janssen Agreement, which we entered into in December 2018 to exclusively promote SIMPONI® in the United States. Pursuant to the Janssen Agreement, we are entitled to receive a tiered promotion fee based on the total number of incremental prescriptions written above an established baseline. Our ability to continue to effectively co-promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our commercial and sales activities as well as those of Janssen. Moreover, we may encounter difficulties in maintaining an effective salesforce in furtherance of our promotion efforts for SIMPONI®, which could have a material impact on our ability to continue to successfully generate co-promotion revenue. If we encounter difficulties promoting SIMPONI®, our ability to generate significant revenue under the Amended Janssen Agreement will be harmed. In addition, in June 2020 we amended the Janssen Agreement, pursuant to which the predetermined average baseline for each remaining quarter in 2020, starting with the quarter ended June 30, 2020, was adjusted to approximately 26,000 prescribed units per quarter, due in part to COVID-19 and subject to adjustment under certain circumstances. In December 2020, we further amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for the quarters ending December 31, 2020, March 31, 2021 and June 30, 2021, was adjusted to approximately 28,750 prescribed units per quarter, subject to further adjustment under certain circumstances. Pursuant to the Amended Janssen Agreement, for each of the first and second quarters of 2021, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. The quarterly tiered promotion fee for the remaining term of the Amended Janssen Agreement beginning with the quarter ended September 30, 2021 will revert to the terms set forth in the Janssen Agreement prior to the amendment, with no minimum promotion fee and no cap on predetermined baseline units. However, based on the revised predetermined baseline we don't anticipate generating meaningful revenue beyond the minimum promotion fee for the first half of 2021, and may not generate any meaningful revenue thereafter. The Janssen Agreement expires on December 31, 2021, unless extended by us for an additional 12 months upon 180 days written notice prior to the end of the current term. Janssen also has the right to terminate the Janssen Agreement with or without cause after 30-days’ notice, including if we are unable to agree to a new baseline for 2022. If Janssen were to exercise this right, we may be unable to recoup substantial investments we have made and intend to make in order to support the promotion of SIMPONI®. We have a limited history partnering with pharmaceutical companies for the promotion of therapeutics. Consequently, any predictions made about our future success or viability with respect to our promotion activities may not be as accurate as they could be if we had a history of successfully co-promoting therapeutics.
If we fail to successfully promote SIMPONI®, our ability to implement our integrated testing and therapeutics strategy and generate sufficient revenue to grow and sustain our business, and our business, financial condition and results of operations, will be materially adversely affected. This may also adversely affect our ability to secure additional therapeutic promotion opportunities.
We may be unable to manage our ongoing and future growth effectively, which could make it difficult to execute our business strategy.
In addition to the need to scale our testing capacity, our future growth plans will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to manage additional relationships with various partners, suppliers and other third parties. In particular, we have 53 representatives as of December 31, 2020 compared to 50 representatives as of December 31, 2019, and expect to continue to expand our salesforce in 2021, which we believe will help increase reach and frequency and support our integrated promotion of testing products and therapeutics. In addition, rapid and significant growth may strain our administrative and operational infrastructure and require us to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Our ability to manage our business and growth, as well as function as a public company, will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our ongoing and future growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
If we lose or are unable to secure partners for our integrated testing and therapeutics strategy, or if our partners do not apply adequate resources to their relationships with us or are unable to provide, on a timely basis, an adequate and reliable supply of the therapeutics that we promote, our potential for profitability may be adversely affected.
In addition to the Janssen Agreement, we plan to opportunistically evaluate, and may continue to enter into, additional agreements with pharmaceutical companies to integrate the promotion of our testing products with their therapeutics. We have also entered into, and may continue to enter into, other agreements that leverage our testing products and/or data generated from such tests. For example, we provide GSK our test result data to provide market insight into and help increase awareness of the benefits of an early and accurate diagnosis of SLE and monitoring disease activity.
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
If we are unable to create or maintain demand for either our testing products or promoted therapeutics in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate rheumatologists about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. For example, in the fourth quarter of 2020, we were featured in six scientific presentations at the 2020 American College of Rheumatology's (ACR) Virtual Annual Conference, ACR Convergence 2020. We will also need to generate demand for both our testing products and promoted therapeutics through one-on-one education by our salesforce. We also plan to focus on educating patients about the benefits of these testing products and therapeutics, which we believe will be necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payors may limit adoption by rheumatologists, as well as third-party payors exerting pressure on rheumatologists and healthcare providers to order in-network testing products which could adversely affect our revenue. With respect to SIMPONI® in particular, if we are unable to generate sales above certain thresholds agreed to with Janssen, we will not generate meaningful revenue under the Amended Janssen Agreement.
Rheumatologists may rely on guidelines issued by industry groups regarding the diagnosis, prognosis, treatment and monitoring of autoimmune and autoimmune-related diseases, and the monitoring of the effectiveness of therapeutic drugs used to treat such diseases before utilizing any diagnostic test or monitoring solution.
Our commercial success depends upon attaining and maintaining significant market acceptance of our testing products and promoted therapeutics among rheumatologists, patients, third-party payors and others in the medical community.
Our success depends on our ability to continue to develop and market testing products and promote therapeutics that are recognized and accepted as safe, effective, reliable and cost effective, and any testing product or promoted therapeutic that we offer may not gain or maintain market acceptance among rheumatologists, third-party payors, patients and the medical community. Market acceptance of our testing products and promoted therapeutics depends on a number of factors, including:
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
•the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•relative convenience and ease of administration; and
•the effectiveness of our sales and marketing efforts.

In addition, if we or our partners had to withdraw a product from the market, it could harm our business and could impact market acceptance of our other testing products or promoted therapeutics. Further, our AVISE® CTD consists of various biomarkers, any of which could independently encounter issues with manufacturing, supply or overall quality. If any of the biomarkers in our AVISE® CTD test were to encounter any issues, we may experience an impact in the overall success of AVISE® CTD as a whole, including a reduction in average selling price or overall revenue, until such time as it can be remedied. Moreover, if our testing products and promoted therapeutics do not achieve an adequate level of acceptance by rheumatologists, hospitals, third-party payors or patients, we may not generate sufficient revenue from that testing product or therapeutic and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our testing products and promoted therapeutics may require significant resources and may never be successful.
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
•the extent to which our current testing and future testing products, if any, are eligible for coverage and reimbursement from third-party payors;
•public health crises such as the COVID-19 pandemic;
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
•the rate and extent to which payors make an overpayment determination and require us to return all or some portion of payments which we received in a prior period; and
•the timing and success or failure of competing products, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
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
We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our testing products. We also purchase components used in our testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for many of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. We are not a major customer of some of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. If our suppliers can no longer provide us with the materials we need to perform the tests that comprise our testing products, including as a result of the COVID-19 pandemic, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and, in certain circumstances, we may be required to amend or cancel test results we have issued. For example, in November 2019, we identified a potential quality issue with reagents for Anti-CarP, a biomarker that can be ordered with our AVISE® CTD test, that was resolved in September 2020. However, if we are unable to remedy future potential quality issues with unique reagent suppliers, or otherwise find a supplier for future biomarkers with issues, we may experience difficulties obtaining market acceptance for our products. Moreover, any issues with quality may result in a change from time to time of the composition of our tests, including our AVISE® CTD test, which could impact the average selling price and revenues received from sales of such test.
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
If third-party payors do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products or promoted therapeutics, or if we or our partners are unable to successfully negotiate payor contracts, our commercial success could be compromised.
Successful commercialization of our testing products depends, in large part, on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as Medicare and Medicaid and private insurers. For the testing products that we develop and commercialize as well as the therapeutics we promote, each third-party payor decides whether to cover the product, the amount it will reimburse for a covered product and the specific conditions for reimbursement.
Reimbursement by third-party payors may depend on a number of factors, including the payor’s determination that tests using our technologies are:
•not experimental or investigational;
•medically necessary;
•demonstrated lead to improved patient outcomes;
•appropriate for the specific patient;
•cost-saving or cost-effective;
•supported by peer-reviewed medical journals; and
•included in clinical guidelines.
If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenue and our ability to succeed. In addition, clinicians may be less likely to order a test unless third-party payors pay a substantial portion of the test price. Therefore, coverage determinations and reimbursement levels and conditions are critical to commercial success, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected. Moreover, the COVID-19 pandemic may cause a delay in coverage decisions from Medicare and third-party payors, and have delayed ongoing and planned clinical trials involving our testing products, the occurrence of which may have a material adverse effect on our business.
Third-party payors and other entities also conduct technology assessments of new medical tests and devices and provide and/or sell the results of their assessments to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for or refuse to use a test or procedure. In addition, third-party payors, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostics industry.
Effective April 25, 2012, Palmetto GBA, the Medicare molecular diagnostic services program, or MolDx Program, contractor, assigned the AVISE® MTX assay a unique identifier and determined that the test meets the applicable Medicare coverage criteria to support dose optimization and therapeutic decision making for patients diagnosed with RA on methotrexate. Our current Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has adopted this coverage policy. Other third-party payors make their own decisions as to whether to establish a policy to reimburse our testing products, however, and because approvals must be sought on a payor by payor basis, establishing broad coverage is a time-consuming and costly process. There are many third-party payors who have not yet established a coverage policy applicable to our testing products. In addition, several Blue Cross Blue Shield plans and Aetna issued non-coverage policies with respect to AVISE® Lupus, determining that AVISE® Lupus does not meet the medical criteria for coverage and is considered investigational and/or experimental.
While our testing products are reimbursed by a number of third-party payors, we do not currently have contracts with significant private payors. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to changes in their internal processes, documentation requirements and other issues, which could cause our revenue to fluctuate from period to period.
If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue negative coverage policies, these policies could have a material adverse effect on our business and operations. Even if many third-party payors currently reimburse for our testing products, such payors may withdraw coverage at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our testing products altogether, any of which would reduce our revenue.

Billing for our testing products is complex, and we must dedicate substantial time and resources to the billing process to be paid for our testing products.
Billing for our testing products is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various third-party payors, including Medicare and private insurance companies, as well as patients, all of which have different billing requirements. We generally bill third-party payors for our testing products and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. We may also face increased risk in our collection efforts, including long collection cycles and potential delays in claims processing, which could adversely affect our business, results of operations and financial condition.
Several factors contribute to the complexity of the billing process, including:
•differences between the list price for our testing products and the reimbursement rates of third-party payors;
•compliance with complex federal and state regulations related to billing Medicare;
•disputes among third-party payors as to which party is responsible for payment;
•differences in coverage among third-party payors;
•the effect of patient deductibles, co-payments or co-insurance;
•differences in information and billing requirements among third-party payors;
•changes to billing codes used for our testing products;
•risk of government audits related to billing;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.
We use standard industry billing codes, known as CPT codes, to bill for our testing products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received.
As we introduce new testing products, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.
Our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. When payors deny our claims, in order to obtain reimbursement for services that we provide, we may challenge coverage and payment denials. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payor makes an overpayment determination, there is a risk that we may be required to return all or some portion of prior payments we have received. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, established a requirement for providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws.
Additionally, from time to time, third-party payors change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payors. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, third-party payors may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. These billing complexities, and the related uncertainty in obtaining payment for our testing products could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
In 2020, Noridian posted the calendar year 2021 Medicare Physician Fee Schedule, or MPFS, and Clinical Laboratory Fee Schedule, or CLFS, which establishes the reimbursement rates to be paid by Medicare for our jurisdiction for services performed on or after January 1, 2021. We have estimated that the implementation of these reimbursement rates will not result in a reduction in anticipated reimbursements from Medicare for our AVISE® CTD testing product compared to levels experienced in 2020. On March 27, 2020, the CARES Act included the temporary suspension of Medicare sequestration of 2% during the period beginning on May 1, 2020 and ending on December 31, 2020. The Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, extends the suspension period to March 31, 2021. Revenue from Medicare comprised 20% and 25% of our revenue for the years ended December 31, 2020 and 2019, respectively. Revenue from the sale of our AVISE® CTD testing products comprised 70% and 82% of our revenue for the years ended December 31, 2020 and 2019, respectively.
We also rely on a third-party provider to provide revenue cycle management software systems for certain processing and collection functions. In the past, we have experienced delays in claims processing as a result of our third-party provider making changes to its invoicing system, as well as not submitting claims to payors within the timeframe required. If claims for our testing products are not submitted to payors on a timely basis, or if we are required to switch to a different systems provider, it could have an adverse effect on our revenue and our business.
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
We sell our testing products through our own specialized salesforce and have increased our salesforce in order to achieve the optimal reach and frequency and support our strategy of integrating the promotion of testing products and therapeutics. Our testing products compete in a concentrated specialty market, that of autoimmune and autoimmune-related diseases, and utilizing a specialized salesforce is integral to our integrated testing and therapeutics strategy. As such, we believe it is necessary to maintain a salesforce that includes sales representatives with specific technical backgrounds and industry expertise. For example, we have a salesforce of 53 representatives as of December 31, 2020, and expect to continue to expand our salesforce in 2021. Additional agreements for the promotion of therapeutics may require us to further expand our specialized salesforce. Training of additional sales representatives can be costly and time consuming, particularly given the level of experience and sophistication we seek in our salesforce. In addition, until recently, not all of our sales representatives have promoted therapeutics, including SIMPONI®, as part of our organization, and they will need to complete additional training in order to effectively promote SIMPONI® and any other therapeutics that we promote through additional agreements. If we are unable to effectively retain, train and integrate additional sales representatives, it may adversely affect our ability to effectively market and sell our testing products. In addition, competition for highly specialized sales personnel is intense, and we may not be able to attract and retain personnel or be able to maintain an efficient and effective sales and marketing force.
Our future sales will depend in large part on our ability to maintain an effective salesforce. If we are unsuccessful in this regard, it could negatively impact our revenue growth and potential profitability.
If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
Our principal competition for our testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as anti-nuclear antibodies, or ANA, and anti-double-stranded DNA, or anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. (acquired by Laboratory Corporation of America in June 2020). Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Myriad Genetics, Inc., Progentec Diagnostics Inc., Scipher Medicine Corporation, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc., and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
Direct competition for the promotion of SIMPONI® includes all other companies with anti-TNF biologics and the marketing companies supporting their distribution and promotion. These products include HUMIRA® from Abbvie Inc., ENBREL® from Amgen Inc., CIMZIA® from UCB, INFLECTRA® from Pfizer, (biosimilar REMICADE®) and RENFLEXIS® from Merck & Co. (biosimilar REMICADE®). Additionally, we are restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the Janssen Agreement without Janssen's consent. Additional competitors include companies with other biologic drugs indicated for RA that have significant sales or sales potential. Specifically, these include ORENCIA® from Bristol-Myers Squibb Company, ACTEMRA® from Roche, RITUXAN® from Roche, XELJANZ® from Pfizer, KEVZARA® from Sanofi S.A., RINVOQ™ from Abbvie Inc. and OLUMIANT® from Eli Lilly and Company. There are also several late-stage RA drug and biosimilar development programs and several additional RA products that have minimal sales to date or that are indicated for other rheumatic indications competitive to SIMPONI® such as psoriatic arthritis and ankylosing spondylitis.
We believe the principal competitive factors in our target market include: quality and strength of clinical and analytical validation data; confidence in diagnostic results; safety and efficacy with respect to promoted therapeutics; sales and marketing capabilities; the extent of reimbursement; inclusion in clinical guidelines; cost-effectiveness; and ease of use.
Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by rheumatologists and payors as functionally equivalent to our solution or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our products and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline.
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
Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into clinical guidelines. We rely on key opinion leaders early in the development process to help ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our testing products to healthcare providers and payors. Our failure to maintain or build new relationships with such key opinion leaders could affect rheumatologist and patient perception of our testing products and result in a loss of existing and future customers and therefore materially adversely impact our business and prospects.
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
In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in Southern California. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified and highly-specialized salespeople. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our testing products and the sale of promoted therapeutics. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory and sales efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. Other than with respect to Mr. Rocca, we do not carry key man insurance for any of our employees.
If our sole laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed.
We currently derive all of our revenue from tests conducted at a single laboratory facility located in Vista, California. Vista is situated on or near earthquake fault lines. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquake, fire, flood, power loss, communications failure or terrorism, or public health crises such as the COVID-19 pandemic. In particular, we store all of our flow cytometers, the instrument we use to detect CB-CAPs on cells, at our Vista facility. If all of our flow cytometers were rendered inoperable simultaneously pursuant to a natural or man-made disaster, we would be unable to perform these key tests as we do in the ordinary course of our business. The inability to perform the tests contained in our testing products or to reduce the backlog of analyses that could develop if our facility is inoperable, for even a short period of time, including as a result of the COVID-19 pandemic, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Additionally, we store our bio-repository of specimens, which were collected in collaboration with leading academic institutions and help us to further validate our testing products, at our Vista facility. If these specimens were destroyed pursuant to a natural or man-made disaster or otherwise become unavailable, our ability to develop new testing products may be delayed. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility or license or transfer our proprietary technology to a third party, particularly in light of the licensure and accreditation requirements for a commercial laboratory like ours. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct the tests contained in our testing products, we may be unable to negotiate commercially reasonable terms.
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
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, as a result of the COVID-19 pandemic, most of our employees are working remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, as amended by the HITECH Act, and their implementing regulations and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and rheumatologist education and outreach efforts through our website and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business.
In addition, the interpretation and application of federal and state consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. Additionally, in connection with the ongoing COVID-19 pandemic, most of our employees are working remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

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
If we, Federal Express, or United Parcel Service were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient specimens. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our testing services. Even if we were to enter into an arrangement with any such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express and United Parcel Service. If any new provider does not provide, or if Federal Express or United Parcel Service does not continue to provide, the required quality and reliability of transport services at the same or similar costs, it could adversely affect our business, reputation, results of operations and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point change (by value) in its equity ownership by “5-percent shareholders,” as defined in the Code, over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change federal taxable income and taxes, as applicable, may be limited. We previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from our formation through December 31, 2019. Based upon this study, we determined that ownership changes had occurred in 2003, 2008, 2012, 2017 and 2019, and that our ability to use a significant portion of our NOL carryforwards is subject to limitation under Section 382 of the Code as a result of a prior ownership change. If we undergo an ownership change as a result of subsequent shifts in our stock ownership, our ability to utilize our NOL carryforwards and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code. Similar provisions of state tax law may also apply. In addition, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. As a result of the foregoing, if we earn net taxable income, our ability to use NOL carryforwards and other tax attributes to offset taxable income and taxes, as applicable, may be limited.
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
In September 2017, we entered into the loan and security agreement with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, which we subsequently amended in November 2019, or the Amended Loan Agreement. The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million and achieve certain minimum amounts of annual revenue, as measured on a rolling twelve-month basis, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. As of December 31, 2020, there was $25.0 million in principal outstanding under the term loan and an additional $1.8 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2022. Our revenues for the twelve-month period ended September 30, 2020 were lower than the specified targets in the Amended Loan Agreement, and as a result, we and Innovatus agreed on a new management plan and target to bring us back into compliance with the Amended Loan Agreement. At December 31, 2020, we were in compliance with all covenants of the Amended Loan Agreement. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
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
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We believe, based on our current plan, that our current cash and cash equivalents and anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. If our available cash balances and anticipated future revenue are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing products or promoted therapeutics or lower-than-expected rates of reimbursement from commercial third-party payors and government payors, or other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. In the case of the incurrence of further indebtedness, the Amended Loan Agreement, subject to certain customary exceptions, restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus. Under the Amended Loan Agreement, we are required to make monthly interest payments at a rate equal to 8.5% (provided that 2.0% of the 8.5% is payable in-kind by adding the amount to the outstanding principal balance of the term loans). We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The timing and amounts of our future capital requirements are difficult to forecast and will depend on numerous factors, including: our ability to maintain and grow sales of our testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our testing products and support reimbursement efforts; our ability to successfully promote therapeutics; fluctuations in working capital; the costs to expand our sales and marketing capabilities; the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies; the additional costs we may incur as a result of operating as a public company and the extent to which we in-license, acquire or invest in complementary businesses or products.
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
We currently market our in vitro diagnostic testing products in the United States as LDTs. LDTs are in vitro diagnostic tests that are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although LDTs are classified as medical devices and the FDA has statutory authority to ensure that medical devices are safe and effective for their intended uses, the FDA has historically exercised enforcement discretion and has not enforced certain applicable FDA requirements, including premarket review, with respect to LDTs. Moreover, in August 2020, the U.S. Department of Health and Human Services, or HHS, announced that FDA will not require premarket review of LDTs absent notice-and-comment rulemaking.
Legislative and administrative proposals proposing to amend the FDA’s oversight of LDTs have been introduced in recent years and we expect that new legislative and administrative proposals will continue to be introduced from time to time. It is possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our LDTs or to develop and introduce new tests as LDTs.
For example, the FDA could modify its current approach to LDTs in a way that would subject our tests that we market as LDTs to the enforcement of additional regulatory requirements. In recent years, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. Specifically, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” or the Reporting Guidance. The FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give congressional authorizing committees the opportunity to develop a legislative solution, and FDA issued a discussion paper on possible approaches to LDT regulation in January 2017.

In addition, the FDA and Congress have, for over the past decade, considered a number of proposals to end the FDA’s enforcement discretion policy for LDTs and subject LDTs to additional regulatory requirements. For example, Congress has recently been working on legislation to create an LDT and in vitro diagnostic regulatory framework for all in vitro clinical tests, or IVCTs, that would be separate and distinct from the existing medical device regulatory framework. In March 2020, members of the U.S. House of Representatives formally introduced the VALID Act (Verifying Accurate Leading-edge IVCT Development Act of 2020) in the House and an identical version of the bill was introduced in the U.S. Senate. If passed in its current form, the VALID Act would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of FDA’s oversight. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, but would require such tests to comply with other regulatory requirements (for example, registration and notification, adverse event reporting). The bill also provides for IVCTs introduced before the effective date (drafted to be approximately four years after the enactment date) to be transitional and remain on the market subject to certain conditions. It is unclear whether the VALID Act or any other legislative proposals would be passed by Congress or signed into law by the President. Depending on the approach adopted under any legislation, certain LDTs (likely those of higher risk) could become subject to some form of premarket review, potentially with a transition period for compliance and a grandfathering provision.
Even if the FDA does not modify its policy of enforcement discretion, whether due to changes in FDA policy or legislative action, the FDA may disagree that we are marketing our LDTs within the scope of its policy of enforcement discretion and may impose significant regulatory requirements, including the requirement for premarket review and clearance or approval. We may also be required to conduct clinical studies to support our currently marketed products or planned product launches.
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
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third-parties would not relieve us of our regulatory responsibilities.
When conducting clinical trials, we and our third-party contractors are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party contractor fails to comply with applicable GCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA, Competent Authorities of the Member States of the EEA or comparable foreign regulatory authorities may require us to perform additional clinical trials before clearing or approving our marketing applications. A failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory clearance or approval process. In addition, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or clearances or approvals as a result of the failure to perform by third-parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our testing products. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our testing products, or to achieve sustained profitability.
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
In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approvals. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
Risks Related to Regulatory and Compliance Matters
Healthcare policy and payment changes may have a material adverse effect on our financial condition and results of operations.
Reimbursement to healthcare providers, such as specialized diagnostic service providers like us, is subject to continuing change in policies by third-party payors including governmental payors, such as Medicare and Medicaid, private insurers and other private payors, such as hospitals and private medical groups. Statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes may be implemented with little or no prior notice, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates paid for our testing products.
On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, implemented a new payment system for clinical laboratory tests reimbursed under the CLFS. Under the law, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The reported data must include the payment rate and the volume of each test that was paid by each private third-party payor. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our testing products, and therefore we are subject to reporting requirements under PAMA.
The PAMA ruling issued on June 17, 2016 included data for reporting for the new PAMA process began in 2017, and in 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, equaled the weighted median of the reported private third-party payor payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to the Centers for Medicare and Medicaid Services, or CMS, during a specified data reporting period. At the beginning of 2020, these revisions to the CLFS have altered payment rates for clinical diagnostic lab tests under the CLFS, the estimated reduction in Medicare reimbursement rate for AVISE® CTD of 7.3% compared to levels experienced in 2019. Effective March 2020, as a result of our change in the composition of our AVISE® CTD test, the estimated reduction to the Medicare reimbursement rate for AVISE® CTD was 5.3% compared to levels experienced in 2019. We do not expect the revisions to the CLFS to impact Medicare reimbursement rate for AVISE® CTD in 2021 compared to levels experienced in 2020. On March 27, 2020, the CARES Act delayed the next reporting period until 2022 resulting in a 0% reduction for 2021, and the 15% reduction limits would apply in 2022-2024. We cannot be sure how revisions to the CLFS will affect reimbursement rates in the future.
Other laws make changes impacting clinical laboratories, many of which have already gone into effect. The ACA, enacted in March 2010, among other things, include provisions regarding the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business. Further, it is possible that additional governmental action be taken in response to the COVID-19 pandemic. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation and that, in turn, may potentially impact our business over time.
Additionally, the Budget Control Act of 2011, among other things, resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, beginning April 1, 2013, and due to additional legislative amendments to the statute, these reductions will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Medicare payments are significant to our business, not only because approximately 23% and 25% of the total payments we received from payors for the years ended December 31, 2020 and 2019, respectively, were derived from the Medicare program, but also because other payors often use the MPFS and CLFS amounts as a benchmark to develop their payment rates. We cannot predict whether Medicare and other third-party payor reimbursement rates that mirror Medicare’s will be sufficient to make our testing products commercially attractive.
In addition, some third-party payors have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as ours, of active laboratory benefit management by third parties is unclear, and we expect that it could have a negative impact on our revenue in the short term. It is possible that third-party payors will resist reimbursement for testing products that we offer in favor of less expensive tests, may require pre-approval for our testing products or may impose additional pricing pressure on and substantial administrative burden for reimbursement for our testing products.
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
We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us, including any initiatives implemented by the new Biden administration. Although we cannot predict the full effect of the recent legislative changes discussed above, cost reduction measures, the expansion in government’s role in the U.S. healthcare industry and PAMA’s changes to the reimbursement methodology under the CLFS, such changes individually or in the aggregate may result in decreased profits to us and/or lower reimbursement by third-party payors for our testing products, which may adversely affect our business, financial condition and results of operations.
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
The Federal civil and criminal false claims law, including the False Claims Act, prohibit, among other things, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false or fraudulent claim paid by the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, private individuals have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. In addition, the federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare patients for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. In addition, the government may assert that a claim including items or services resulting from a violation of the Stark Law constitutes a false or fraudulent claim for purposes of the false claims laws. Many states have their own self-referral laws as well, which in some cases apply to all third-party payors, not just Medicare and Medicaid.
In addition, under the federal civil monetary penalties statute, a person is prohibited from offering or transferring to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Federal Anti-Kickback Statute and civil False Claims Act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.
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
It is possible that some of our business activities could be subject to challenge under one or more of such laws, including our promotion of SIMPONI®, which is subject to restriction of off-label use discussions. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly. If we or our operations, or any of the rheumatologists or entities with whom we do business are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state health care programs, such as Medicare and Medicaid in the U.S. and similar programs outside the U.S., a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. To the extent that any of our testing products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-

marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
Failure to comply with HIPAA, the HITECH Act, their implementing regulations, and similar comparable state laws and regulations affecting the transmission, security and privacy of health information could result in significant penalties.
Numerous federal, state and foreign laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, disclosure, security, use and confidentiality of individually identifiable health informationhealth-related and other personal information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of individually identifiable health information, or PHI, within our company and with third-parties. The privacy, security and breach notification rules promulgated under HIPAA, as amended by the HITECH Act, Standards for Privacy of Individually Identifiable Health Information, or Privacy Standards, and the Security Standards for the Protection of Electronic Protected Health Information, or Security Standards, under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities, such as us, to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also requires us to provide individuals with certain rights with respect to their PHI. If we engage a business associate to help us carry out health care activities and functions, we must have a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the requirements of HIPAA. Further, in the event of a breach of unsecured PHI we must notify each individual whose PHI is breached as well as federal regulators and in some cases, must publicize the breach in local or national media.
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
In the conduct of our business, we process, maintain, and transmit sensitive data, including PHI. There can be no assurance that a breach of privacy or security will not occur. If there is a breach, we could be subject to various lawsuits, penalties, and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.
Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we own or have an exclusive license to 13 issued U.S. patents, and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We also own one issued U.S. patent, two pending U.S. patent applications, a pending PCT patent application, a pending U.S. provisional patent application, and certain corresponding foreign counterpart patents and patent applications relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our AVISE® testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our AVISE® testing products or prevent others from designing around our claims.
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
As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it may permit other parties to compete with us. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering any of our testing products, our ability to develop and commercialize those testing products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the diagnostics industry, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The Leahy-Smith America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures bring the possibility of third-party challenges to our patents and the outcome of such challenges could result in a loss or narrowing of our patent rights. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our AVISE® testing products. As the diagnostics industry expands and more patents are issued, the risk increases that our activities related to our AVISE® testing products may give rise to claims of infringement of the patent rights of others.
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
In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter partes review of our patents in the USPTO. We may also become involved in similar proceedings in the patent offices in other jurisdictions regarding our intellectual property rights with respect to our AVISE® testing products and technology.
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
Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. We are not aware of any third-party infringement of our intellectual property rights that would have a materially adverse impact on our business. In addition, there can be no assurance that our licensors will be willing to bring and enforce claims to prevent third parties from infringing intellectual property that is licensed to us, particularly if the affected intellectual property is less important to the licensor’s business than to ours. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
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
•changes in reimbursement by current or potential third-party payors;
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
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets, including as a result of the COVID-19 pandemic.
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
In addition, the holders of 5,167,230 shares of common stock and holders of warrants to purchase 426,827 shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, the stockholders will not be deemed to have waived our compliance with the Federal Securities laws and rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.
As of December 31, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 74% of our outstanding capital stock. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
An active, liquid trading market for our common stock may not be maintained
Prior to our IPO, there had been no public market for our common stock. Our common stock only recently began trading on the Nasdaq Global Market, or Nasdaq, but we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
General Risk Factors

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Vista, California, where we lease approximately 27,000 square feet of office and laboratory space under a lease that expires in 2026, with an option to extend a portion of the lease for an additional five-year period.
We also lease an additional approximately 19,500 square feet office space in Vista, California, under a lease that is co-terminus with our other lease expiring in 2026, with an option to extend the lease for an additional five-year period. We believe that our current facilities are adequate for our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Record
As of March 12, 2021, there were approximately 47 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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
As of December 31, 2020, we have used approximately $16.8 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on September 20, 2019.
Purchases of Equity Securities by the Issuer
None.

Item 6. Selected Financial Data

The following tables set forth our selected historical financial data as of, and for the periods ended on, the dates indicated. We have derived the selected statements of operations data for the years ended December 31, 2020 and 2019 and the balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected statements of operations data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements not included in this Annual Report on Form 10-K. You should read this data together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and the section of this prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results for any prior period are not necessarily indicative of our future results.

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017
Statements of Operations Data:
Revenue	$41,975	$40,387	$32,440	$26,807
Operating expenses:
Costs of revenue (excluding amortization of purchased technology)	16,559	18,808	15,379	14,137
Selling, general and administrative expenses	37,033	28,702	19,675	18,820
Research and development expenses	3,568	2,176	2,125	1,551
Amortization of intangible assets	—	—	141	186
Change in fair value of acquisition-related liabilities	—	—	—	(51)
Total operating expenses	57,160	49,686	37,320	34,643
Loss from operations	(15,185)	(9,299)	(4,880)	(7,836)
Interest expense	(2,565)	(3,491)	(2,868)	(2,948)
Loss on extinguishment of share purchase rights and 2013 Term Loan	—	—	—	(6,050)
Change in fair value of financial instruments	—	267	(318)	(9,391)
Other income, net	984	510	112	45
Loss before income taxes	(16,766)	(12,013)	(7,954)	(26,180)
Income tax benefit (expense)	79	(25)	(58)	549
Net loss	(16,687)	(12,038)	(8,012)	(25,631)
Accretion of redeemable convertible preferred stock	—	(4,640)	(9,318)	(5,353)
Deemed dividend recorded in connection with financing transactions	—	(13,601)	(1,152)	(1,790)
Net loss attributable to common stockholders	$(16,687)	$(30,279)	$(18,482)	$(32,774)
Net loss per share, basic and diluted	$(1.32)	$(8.46)	$(293.34)	$(520.18)
Weighted-average number of shares used to compute net loss per share, basic and diluted	12,632,780	3,578,771	63,005	63,005

	December 31,
(in thousands)	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$57,448	$72,084	$13,164	$11,241
Working capital (1)	61,746	75,355	12,360	8,270
Total assets	78,375	88,310	28,887	20,390
Borrowings, non-current portion, net of discounts and debt issuance costs	26,659	25,854	24,617	18,809
Capital lease obligations, including current portion	884	874	360	108
Redeemable convertible preferred stock warrant liabilities	—	—	1,503	896
Redeemable convertible preferred stock	—	—	105,232	92,046
Total stockholders' equity (deficit)	41,839	55,659	(111,966)	(96,684)

(1)	We define working capital as current assets less current liabilities. See our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

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
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 70% and 82% of our revenue for the years ended December 31, 2020 and 2019, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We are leveraging our portfolio of testing products to establish partnerships with leading pharmaceutical companies, academic research centers and patient advocacy organizations. In December 2018 we entered into the Janssen Agreement to exclusively promote SIMPONI® in order to advance our integrated testing and therapeutics strategy and we began direct promotion of SIMPONI® in January 2019. Our SIMPONI® promotion efforts contributed approximately $5.1 million and $1.5 million in revenue for the years ended December 31, 2020 and 2019, respectively, with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline. See "-Janssen Promotion Agreement" below for additional terms of the agreement. We also have agreements with GSK, Covance Inc. and Parexel, among others, that leverage our testing products and/or the information generated from such tests. We provide GSK, a leader in lupus therapeutics, our test result data to provide market insight into and help increase awareness of the benefits of early and accurate diagnosis of SLE and lupus nephritis, and monitoring disease activity. We partner with academic research centers and patient advocacy organizations, such as Brigham and Women's Hospital, Hospital for Special Surgery, and Duke University as well as the Lupus Foundation of America, to help improve the quality of life for people affected by autoimmune diseases through programs of research, education, support and advocacy. We plan to pursue additional strategic partnerships that are synergistic with our evolving portfolio of testing products.
We perform all of our AVISE® tests in our approximately 8,000 square foot clinical laboratory, which is certified by CLIA and accredited by CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. In the fourth quarter of 2020, we completed the build-out of approximately 2,000 additional square feet to our clinical laboratory.

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
Reimbursement for our testing services comes from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare, and patients. Reimbursement rates vary by product and payor. We continue to focus on expanding coverage among existing contracted rheumatologists and to achieve coverage with commercial payors, laboratory benefit managers and evidence review organizations.
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of December 31, 2020 we had an accumulated deficit of $181.3 million. We incurred net losses of $16.7 million and $12.0 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. Through the date of our initial public offering (IPO) in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of December 31, 2020, we had $57.4 million of cash and cash equivalents.
Impact of COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in areas where "stay-at-home" restrictions have been lifted and the number of COVID-19 cases have declined, many individuals remain cautious about resuming activities such as preventative-care medical visits. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020. We experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. By the end of the third quarter of 2020, the number of AVISE® CTD tests delivered substantially recovered to pre-COVID-19 AVISE® CTD tests reported in the first quarter of 2020, and in the fourth quarter of 2020, the number of AVISE® CTD delivered exceeded our pre-COVID-19 AVISE® CTD tests reported in the first quarter of 2020. For the three months ended December 31, 2020 as compared to the same period in 2019, we experienced a AVISE® CTD volume increase of approximately 5%. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. We have also experienced delays in procurement of our testing supplies due to the resurgence of varying forms of "stay-at-home" orders in the fourth quarter of 2020, which may continue into the future, and our partners, including Janssen, may also experience a disruption in their ability to readily obtain supply. Our salesforce has been, and for an extended period of time may continue to be limited to their in-person interactions with healthcare providers, and therefore, also limited their ability to engage in various types of healthcare provider education activities. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise distracted. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
In response to the COVID-19 pandemic, we have curtailed non-essential travel and equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory, such as providing personal protective equipment (including face masks or shields) and maintaining social distancing. In addition, in the second quarter of 2020, our salesforce recommenced certain field-based interactions and scaled marketing spend, although access to healthcare providers remains limited and the use of virtual sales tools has increased. From March 2020 through December 31, 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and 18 full-time employees, which included three employees at the vice president level. The full extent of which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.
Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since the launch of AVISE® CTD in 2012 and through December 31, 2020, we have delivered over 487,000 of these tests. For the year ended December 31, 2020, 100,450 AVISE® CTD tests were delivered, representing an approximate 5% decline over the same period in 2019. The number of ordering healthcare providers reached a record 2,500 for the year ended December 31, 2020, representing approximately 5% growth over the same period in 2019. In the fourth quarter of 2020, the number of ordering healthcare providers reached 1,690 compared to 1,707 in the same period in 2019, and we had a record 635 adopting healthcare providers (defined as those who previously prescribed at least 11 diagnostic tests in the corresponding period) compared to 572 in the same period in 2019. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 99% of adopting healthcare providers from the third quarter of 2020 that order at least one diagnostic test in the fourth quarter of 2020. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
▪Reimbursement for Our Testing Products.    Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial and government payors such as Medicare. Payment from third-party payors differs depending on whether we have entered into a contract with the payors as a "participating provider" or do not have a contract and are considered a "non-participating provider." Payors will often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of third-party commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate.

▪Promotion of SIMPONI®.    We began promoting SIMPONI® in the United States under the Janssen Agreement in January 2019. Our SIMPONI® promotion efforts contributed approximately $5.1 million and $1.5 million in revenue for the years ended December 31, 2020 and 2019, respectively. We may continue to encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the Janssen Agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our own sales activities as well as those of Janssen. In interest of supporting these efforts we plan to continue to evaluate the reach and frequency of our salesforce and the dedication of time and resources to supporting the co-promotion efforts of SIMPONI as compared to other aspects of our business. We expect to encounter difficulties being able to maintain meaningful co-promotion revenue based on sales over the predetermined baseline in 2021 and we may not be successful in materially increasing market share, potentially resulting in the recognition of the minimum promotion fee of $0.3 million in the first and second quarter of 2021, which would cause us to continue to rely on our existing testing products to drive revenue growth. Additionally, there is no minimum promotion fee for the second half of 2021.
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
▪Maintain Meaningful Margin.    We realized an increase to our gross margins beginning in the first quarter of 2020 following the expiration of a 10% annual royalty on our CB-CAPs technology. We believe we are well positioned to maintain meaningful margin through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as conducting additional validation and reimbursement oriented clinical studies to facilitate payor coverage of our testing products, capitalizing on our growing reagent purchasing to negotiate improved volume-based pricing and automation in our clinical laboratory to reduce material and labor costs. However, our efforts to maintain a meaningful margin may be partially offset by our ability to generate meaningful co-promotion revenue in 2021.
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
▪How We Recognize Revenue.    We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by payor. Changes to such estimates may increase or decrease revenue recognized in future periods.
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors."
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our salesforce in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For the years ended December 31, 2020 and 2019, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020 we amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® approximately 26,000 prescribed units per quarter, and subject to adjustment under certain circumstances. For each of the third and fourth quarters of 2020, we received a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline. In December 2020, we further amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for the quarters ending December 31, 2020,

March 31, 2021 and June 30, 2021, was adjusted to approximately 28,750 prescribed units per quarter, subject to further adjustment under certain circumstances. For the first and second quarter of 2021, we will be entitled to an amended quarterly tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over the predetermined baseline. Pursuant to the Amended Janssen Agreement, for each of the first and second quarters of 2021, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. We continued to receive a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline for the quarter ended December 31, 2020. The quarterly tiered promotion fee for the remaining term of the Amended Janssen Agreement beginning with the quarter ended September 30, 2021 will revert to the terms set forth in the Janssen Agreement prior to the amendment, with no minimum promotion fee and no cap on predetermined baseline units. The Janssen Agreement expires on December 31, 2021, unless extended by us for an additional 12 months upon 180 days written notice prior to the end of the current term. If we elect to extend the term, the predetermined baseline for 2022 will be subject to future agreement by us and Janssen. Janssen may terminate the agreement at any time for any reason upon 30 days' notice to us, and we may terminate the agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized approximately $5.1 million and $1.5 million in revenue for the year ended December 31, 2020 and 2019, respectively, for our promotional efforts under the Janssen Agreement.
Seasonality
Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers, including medical conferences, climate and weather conditions in our markets, seasonal conditions that may affect medical practices and provider activity, including for example influenza outbreaks that may reduce the percentage of patients that can be seen, and other factors relating to the timing of patient benefit changes, as well as patient deductibles and co-insurance limits.
Financial Overview
Revenue
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. We primarily market our testing products to rheumatologists in the United States. The rheumatologists who order our testing products and to whom results are reported are generally not responsible for payment for these products. The parties that pay for these services, or payors, consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (i.e. hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
We recognize revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers. We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by payor. These assessments require significant judgment by management.
Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products, and increase our reimbursement and collection rates for tests delivered, as well as our ability to continue to generate meaningful co-promotion revenue. We expect to encounter difficulties promoting SIMPONI® above the predetermined baseline potentially resulting in us receiving the minimum promotion fee of $0.3 million in the first and second quarter of 2021. Additionally, there is no minimum promotion fee for the second half of 2021. Our average reimbursement for AVISE® CTD decreased in 2020 as compared to 2019 due to the impacts of the PAMA rate reduction as well as changes to payor mix. However, PAMA is not expected to have an impact on our 2021 average reimbursement for AVISE® CTD as compared to 2020.
As discussed above, the number of AVISE® CTD tests delivered in the third quarter of 2020 substantially recovered to the pre-COVID-19 AVISE® CTD tests reported in the first quarter of 2020, and the number of AVISE® CTD tests delivered in the fourth quarter of 2020 exceeded pre-COVID-19 AVISE® CTD tests reported in the first quarter of

2020. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain.
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
Each payor, commercial third-party, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our costs of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each month's billings.
Assuming future testing volumes are not negatively impacted by the spread of COVID-19, we expect that our costs of revenue will increase in absolute dollars as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to volume discounts on materials and shipping costs and other volume efficiencies we may gain as the number of tests we perform increases. As discussed above, the continued spread of COVID-19 may adversely affect testing volumes which may result in an increase in cost per test due to our inability to realize volume efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, accounting and legal expenses, consulting costs, and allocated overhead including rent, information technology, depreciation and utilities.
We expect that our selling, general and administrative expenses will increase in absolute dollars in 2021 as compared to 2020, as we continue to evaluate the reach and frequency of our sales and sales support functions, expected additions to headcount and increases for personnel costs, including stock-based compensation.
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
We expect that our research and development expenses will increase in absolute dollars in 2021 as compared to 2020, as we continue to invest in research and development activities related to our existing testing products and product candidates, expected additions to headcount and increases for personnel costs, including stock-based compensation.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our Amended Loan Agreement with Innovatus.
We expect interest expense to remain consistent in 2021 as compared to 2020, and remain consistent thereafter until 2023.
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

In connection with the completion of our IPO in September 2019, all outstanding warrants to purchase shares of our redeemable convertible preferred stock either terminated or were converted into warrants to purchase shares of our common stock and accordingly, will no longer be subject to measurement.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents and an amount received under the CARES Act.
Income Tax Benefit (Expense)
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019:

	Years Ended December 31,		Change
	2020	2019
	(in thousands)
Revenue	$41,975	$40,387	$1,588
Operating expenses:
Costs of revenue	16,559	18,808	(2,249)
Selling, general and administrative expenses	37,033	28,702	8,331
Research and development expenses	3,568	2,176	1,392
Total operating expenses	57,160	49,686	7,474
Loss from operations	(15,185)	(9,299)	(5,886)
Interest expense	(2,565)	(3,491)	926
Change in fair value of financial instruments	—	267	(267)
Other income, net	984	510	474
Loss before income taxes	(16,766)	(12,013)	(4,753)
Income tax benefit (expense)	79	(25)	104
Net loss	$(16,687)	$(12,038)	$(4,649)
Revenue
Revenue increased $1.6 million, or 3.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in revenue to approximately $5.1 million from the co-promotion of SIMPONI® for the year ended December 31, 2020 compared to approximately $1.5 million for the year ended December 31, 2019. The increase in revenue was partially offset by a decrease in the number of diagnostic tests delivered due in part to impacts of the COVID-19 pandemic, coupled with a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests, which accounted for 70% of revenue for the year ended December 31, 2020, decreased to 100,450 tests delivered in the year ended December 31, 2020 compared to 105,370 tests delivered in the same 2019 period. The number of AVISE® CTD tests increased to 28,601 for the three months ended December 31, 2020 compared to 27,133 tests delivered in the same 2019 period. The adoption of the AVISE® CTD test by rheumatologists for the year ended December 31, 2020 increased to 2,500 ordering healthcare providers as compared to 2,389 ordering healthcare providers in the same 2019 period. The number of ordering healthcare providers decreased to 1,690 for the three months ended December 31, 2020 compared to 1,707 in the same 2019 period.
Costs of Revenue
Costs of revenue decreased $2.2 million, or 12.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to decreased direct costs such as materials and supplies associated with the decrease in test volume and decreased royalty costs associated with the expiration of a royalty on our CB-CAPs technology for the year ended December 31, 2020 compared to the same 2019 period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.3 million, or 29.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase of $5.6 million of employee related expenses, including stock-based compensation and recruitment expenses, increases related to insurance expenses of $1.0 million, legal fees of $0.7 million and audit and professional services of $0.7 million. The year ended December 31, 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses increased $1.4 million, or 64.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $1.2 million of employee related expenses, including stock-based compensation and recruitment expenses, and an increase related to clinical study expenses of $0.2 million.
Interest Expense
Interest expense decreased $0.9 million, or 26.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to the lower interest rate under our long-term borrowing arrangements for the year ended December 31, 2020 compared to the prior year period.
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased $0.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease is due to the conversion of warrants to purchase preferred stock into warrants to purchase our common stock in connection with the completion of our IPO in September 2019. As a result, such warrants no longer require liability accounting which resulted in the recognition of income or expense.
Other Income, Net
Other income, net, increased $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is primarily due to the $0.7 million received under the CARES Act due to lost revenues attributable to COVID-19 during the second quarter of 2020.
Income Tax Benefit (Expense)
Income tax benefit increased $0.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to a change in tax law under the CARES Act.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we incurred a net loss of $16.7 million and $12.0 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of December 31, 2020, we had an accumulated deficit of $181.3 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO of 4,140,000 shares of its common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 540,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. As of December 31, 2020, we had $57.4 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.

In September 2017, we entered into the loan and security agreement with Innovatus under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the loan agreement. In November 2019, we amended the loan and security agreement with Innovatus, which we collectively refer to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the loan term is for five years with a final maturity date of November 2024. The Amended Loan Agreement accrues interest at an annual rate of 8.5%, of which 2.0%, during the first 36 months, will be treated as paid in-kind interest. Paid in-kind interest is added to the principal balance each period. After the initial 36 months of the loan, the entire 8.5% will be paid in cash at the end of each period. On or after the first anniversary of the Loan Amendment, but before the second anniversary of the Loan Amendment, we may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium. Prepayment before the second anniversary of the Loan Amendment may only occur for specified reasons in the Amended Loan Agreement. The prepayment premium decreases by 1% during each subsequent twelve-month period after the first anniversary of the Loan Amendment.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. Our revenues for the twelve-month period ended September 30, 2020 were lower than the specified targets, and as a result, we and Innovatus agreed to a new management plan and target to bring us back into compliance with the Loan Amendment. At December 31, 2020, we were in compliance with all covenants of the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
In connection with the execution of the loan and security agreement with Innovatus in November 2017, we issued the lender a seven-year warrant to purchase 15,384,615 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share, and in December 2018, in connection with the additional $5.0 million borrowed under the loan and security agreement, we issued to the lender a seven-year warrant to purchase 3,846,154 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share. In connection with the completion of our IPO in September 2019, the warrants were automatically converted into warrants exercisable for an aggregate of 104,722 shares of common stock at an exercise price of $14.32.
In April 2020, we received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to our agreement to comply with the Department of Health & Human Services', or HHS, standard terms and conditions. The CARES Act Provider Relief Fund is a federal fund allocated for general distributions to Medicare facilities and providers impacted by the COVID-19 pandemic and is intended to support healthcare-related expenses or lost revenue attributable to COVID-19.
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal salesforce to drive increased adoption of and reimbursement for our AVISE® testing products, promote SIMPONI®, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. We expect to make material additions for laboratory equipment and capital expenditures in the near term related to our laboratory facilities and expansion of research capabilities. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations with one supplier for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and payments for capital leases related to our laboratory equipment (see footnote 4 and footnote 5 in the audited financial statements included in this Annual Report on Form 10-K). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including:
•the impact of the COVID-19 pandemic on our business, including challenges resulting from social distancing and stay-at-home orders through a reduction in testing volumes;
•our ability to maintain and grow sales of our AVISE® testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts;
▪our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for our testing products;
▪fluctuations in working capital;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(14,084)	$(9,711)
Investing activities	(455)	(103)
Financing activities	(97)	68,734
(Decrease) increase in cash, cash equivalents and restricted cash	$(14,636)	$58,920
Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $14.1 million and primarily resulted from our net loss of $16.7 million adjusted for non-cash charges of $3.9 million related to stock-based compensation, non-cash interest, depreciation, amortization and deferred income taxes and changes in our net operating assets of $1.3 million related to net increases in account receivables and prepaid expenses and other current assets, partially offset by net increases in accounts payables and accrued liabilities and other current liabilities.
Net cash used in operating activities for the year ended December 31, 2019 was $9.7 million and primarily resulted from our net loss of $12.0 million adjusted for non-cash charges of $2.2 million related to depreciation, amortization, stock-based compensation, non-cash interest and the revaluation of our preferred stock liabilities. The net cash used in operating activities was partially offset by changes in our net operating assets of $0.2 million related to net increases in accounts payable and accrued liabilities and other current liabilities, partially offset by decreases in prepaid expenses and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 and 2019 was $0.5 million and $0.1 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2020 was $0.1 million and primarily resulted from principal payments on capital lease obligations, as well as proceeds from the Paycheck Protection Program loan, which was subsequently repaid in May 2020, partially offset by proceeds from Employee Stock Purchase Plan purchases.
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
Revenue Recognition
To date, substantially all of our revenue has been derived from sales of our testing products. We primarily market our testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order our services and to whom test results are reported are generally not responsible for payment for these services. The parties that pay for these services consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (i.e. hospitals, other laboratories, etc.) and patient self-pays.
Payors are billed at our list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors. We follow a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, is recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis.

Our portfolios are grouped per payor (i.e. each individual third-party insurance, Medicare, client payors, patient self-pay, etc.) and per test basis.
Collection of our net revenues from payors is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing.
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
The judgments and estimates involved in identifying and quantifying the impairment of long-lived assets or goodwill involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance. No goodwill impairments were recorded during the years ended December 31, 2020 and 2019.
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
We recorded stock-based compensation expense of approximately $2.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share attributable to common stockholders could have been significantly different. See Notes 2 and 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2020 and 2019.
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
Estimated Fair Value of Redeemable Convertible Preferred Stock Warrants and Other Financial Instruments
Prior to the IPO, we entered into agreements with existing stockholders of our redeemable convertible preferred stock that contained future purchase obligations of redeemable convertible preferred stock at a fixed price. We evaluated these share purchase right agreements and assessed whether they meet the definition of a freestanding instrument and, if so, determined the fair value of the share purchase right liability and recorded it on the balance sheet. The share purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as a component of other income (expense) in the statement of operations. The share purchase right liability was revalued at settlement and the resultant fair value was then reclassified to redeemable convertible preferred stock at that time. The estimated fair value of the share purchase right liability was determined using valuation models that consider the probability of achieving the requisite milestones, our cost of capital, the estimated time period the preferred stock right would be outstanding, consideration received for the convertible preferred stock, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, and probability of the consummation of an initial public offering, as applicable.
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
Income Taxes
We operate in, and are subject to tax authorities in, various tax jurisdictions in the United States. To date, we have not been audited by the Internal Revenue Service or any state income tax authority. All tax years remain open for examination by federal and state tax authorities.
At December 31, 2020, our deferred tax assets are primarily comprised of federal and state tax NOL carryforwards. We previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from our formation through December 31, 2019. Based upon this study, we determined that ownership changes had occurred in 2003, 2008, 2012, 2017 and 2019, and that our ability to use a significant portion of our NOL carryforwards is subject to limitation under Section 382 of the Code as a result of a prior ownership change. In addition, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income.
We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and uncertainties surrounding our ability to generate future taxable income and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against all of our net deferred tax assets at December 31, 2020. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for "emerging growth companies."

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Appointment of Chief Operating Officer
On March 13, 2021, our board of directors appointed of Mark Hazeltine, age 47, as our Chief Operating Officer, effective as of March 15, 2021. Mark Hazeltine has served in various positions of increasing responsibility since joining Exagen in March 2015, including general manager. Mr. Hazeltine received his Bachelor of Business Administration degree from the University of San Diego and Master of Business Administration degree from the Marshall School of Business at the University of Southern California. Additional information regarding Mr. Hazeltine's background, business and experience will appear in our Definitive Proxy Statement on Schedule 14A, to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading's "Executive Officers."
Pursuant to the terms of Mr. Hazeltine's offer letter, as amended effective as of March 15, 2021 in connection with his promotion, Mr. Hazeltine will receive an annual base salary of $375,950 and will be eligible to receive an annual incentive bonus at an initial target for calendar year 2021 of 45% of his annual base salary. The offer letter with Mr. Hazeltine provides for an indefinite term and for at-will employment. Mr. Hazeltine is also entitled to participate in all employee benefit plans, programs and arrangements maintained by the company and made available to employees generally.
There are no family relationships between Mr. Hazeltine and any of our directors or executive officers that are required to be disclosed pursuant to Item 401(d) of Regulation S-K. In addition, there are no transactions between us and Mr. Hazeltine, or any member of Mr. Hazeltine's immediate family, that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Executive Change in Control Severance Plan
On March 15, 2021, the Compensation Committee of our board of directors adopted the Exagen Inc. Executive Change in Control Severance Plan, or the Severance Plan. The Severance Plan provides for the payment of cash severance and other benefits to our executives, including Fortunato Ron Rocca (President and Chief Executive Officer), Kamal Adawi (Chief Financial Officer and Corporate Secretary) and Mark Hazeltine (Chief Operating Officer), in the event of a qualifying termination of employment with us in connection with a change in control.
Under the Severance Plan, in the event of a termination of an executive’s employment by us without “cause” or by the executive for “good reason”, in either case, on or within twelve months following a “change in control”, the executive will be eligible to receive the following payments and benefits:
•a cash payment equal to 100% (or, for Mr. Rocca, 125%) of the sum of (i) the executive’s then-current annual base salary, plus (ii) the executive’s target cash performance bonus for the year in which the termination occurs, to be paid in a lump sum on the 30th day following the executive’s termination;
•a cash payment equal to the executive’s pro-rated cash performance bonus (based on actual performance) for the year in which the termination occurs;
•Company-subsidized COBRA premium payments for the executive and his or her covered dependents for up to 12 (or, for Mr. Rocca, 15) months; and
•full accelerated vesting of all outstanding equity awards of our company that vest solely based on the passage of time.
The executive’s right to receive the severance payments and benefits described above is subject to the executive’s delivery and, as applicable, non-revocation of a general release of claims in our favor and the executive’s continued compliance with any applicable restrictive covenants.
In addition, in the event that any payment under the Severance Plan, together with any other amounts paid to the executive by us, would subject the executive to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net after-tax result for the executive.
The foregoing description of the Severance Plan is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.46 to this Annual Report on Form 10-K and is incorporated herein by reference.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

(1) All financial statements

The financial statements of Exagen Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page 96.

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

Item 16. Form 10-K Summary

None.

Exagen Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Exagen Inc.
Vista, California

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Exagen Inc. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
San Diego, California
March 16, 2021

Exagen Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$57,448	$72,084
Accounts receivable, net	8,910	5,715
Prepaid expenses and other current assets	4,159	3,451
Total current assets	70,517	81,250
Property and equipment, net	2,102	1,380
Goodwill	5,506	5,506
Other assets	250	174
Total assets	$78,375	$88,310
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,014	$1,476
Accrued and other current liabilities	5,757	4,419
Total current liabilities	8,771	5,895
Borrowings-non-current portion, net of discounts and debt issuance costs	26,659	25,854
Deferred tax liabilities	158	264
Other non-current liabilities	948	638
Total liabilities	36,536	32,651
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and December 31, 2019; 12,652,308 and 12,560,990 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	223,115	220,248
Accumulated deficit	(181,289)	(164,602)
Total stockholders' equity	41,839	55,659
Total liabilities and stockholders' equity	$78,375	$88,310
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Revenue	$41,975	$40,387
Operating expenses:
Costs of revenue	16,559	18,808
Selling, general and administrative expenses	37,033	28,702
Research and development expenses	3,568	2,176
Total operating expenses	57,160	49,686
Loss from operations	(15,185)	(9,299)
Interest expense	(2,565)	(3,491)
Change in fair value of financial instruments	—	267
Other income, net	984	510
Loss before income taxes	(16,766)	(12,013)
Income tax benefit (expense)	79	(25)
Net loss	(16,687)	(12,038)
Accretion of redeemable convertible preferred stock	—	(4,640)
Deemed dividend recorded in connection with financing transactions	—	(13,601)
Net loss attributable to common stockholders (Note 2)	$(16,687)	$(30,279)
Net loss per share, basic and diluted (Note 2)	$(1.32)	$(8.46)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	12,632,780	3,578,771
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	532,606,084	$105,232	63,005	$—	$40,598	$(152,564)	$(111,966)
Accretion of redeemable convertible preferred stock	—	4,640	—	—	(4,640)	—	(4,640)
Exercise of stock options	—	—	1,548	—	4	—	4
Stock-based compensation	—	—	—	—	572	—	572
Issuance of Series G redeemable convertible preferred stock for aggregate proceeds of $0.078 per share, net of issuance costs of $124 (Note 7)	148,928,337	11,492	—	—	—	—	—
Issuance of Series H redeemable convertible preferred stock for aggregate proceeds of $0.047 per share, net of issuance costs of $318 (Note 7)	233,446,519	3,941	—	—	6,741	—	6,741
Deemed dividend recognized on beneficial conversion features of Series H redeemable convertible preferred stock (Note 7)	—	6,741	—	—	(6,741)	—	(6,741)
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock (Note 7)	97,592,739	6,860	—	—	(6,860)		(6,860)
Conversion of preferred stock to common stock in connection with initial public offering (Note 7)	(1,012,573,679)	(138,906)	7,816,643	8	138,898	—	138,906
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs (Note 8)	—	—	4,140,000	4	50,440	—	50,444
Net exercise of common and preferred stock warrants	—	—	539,794	1	510	—	511
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	—	—	—	—	726	—	726
Net loss	—	—	—	—	—	(12,038)	(12,038)
Balances at December 31, 2019	—	—	12,560,990	13	220,248	(164,602)	55,659
Exercise of stock options	—	—	47,549	—	13	—	13
Issuance of stock under Employee Stock Purchase Plan	—	—	11,649	—	142	—	142
Stock-based compensation	—	—	—	—	2,694	—	2,694
Exercise of common stock warrants	—	—	32,120	—	18	—	18
Net loss	—	—	—	—	—	(16,687)	(16,687)
Balances at December 31, 2020	—	$—	12,652,308	$13	$223,115	$(181,289)	$41,839
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(16,687)	$(12,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	546	591
Amortization of debt discount and debt issuance costs	274	691
Non-cash interest expense	531	546
Revaluation of warrant liabilities	—	(267)
Deferred income taxes	(106)	—
Loss on disposal of assets	—	20
Stock-based compensation	2,694	572
Changes in assets and liabilities:
Accounts receivable, net	(3,195)	237
Prepaid expenses and other current assets	(708)	(1,255)
Other assets	(15)	(24)
Accounts payable	986	528
Accrued and other current liabilities	1,596	688
Net cash used in operating activities	(14,084)	(9,711)
Cash flows from investing activities:
Purchases of property and equipment	(455)	(403)
Proceeds from sale of property and equipment	—	300
Net cash used in investing activities	(455)	(103)
Cash flows from financing activities:
Proceeds from sale of common stock upon exercise of stock options	13	4
Proceeds from common stock issued under Employee Stock Purchase Plan	142	—
Proceeds from exercise of common stock warrants	18	—
Principal payment on capital lease obligations	(249)	(138)
Proceeds from Paycheck Protection Program loan	2,865	—
Repayment of Paycheck Protection Program loan	(2,865)	—
Proceeds from initial public offering, net of issuance costs and offering costs	—	50,444
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	7,742
Proceeds from issuance of Series H redeemable convertible preferred stock, net of issuance costs	—	10,682
Payments of deferred offering costs	(21)	—
Net cash (used in) provided by financing activities	(97)	68,734
Net change in cash, cash equivalents and restricted cash	(14,636)	58,920
Cash, cash equivalents and restricted cash, beginning of period	72,184	13,264
Cash, cash equivalents and restricted cash, end of period	$57,548	$72,184
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,758	$2,288
Supplemental disclosure of non-cash items:
Accretion to redemption value of redeemable convertible preferred stock	$—	$4,640
Equipment purchased under capital lease obligations	$260	$654
Costs incurred, but not paid, in connection with capital expenditures	$553	$—
Conversion of redeemable convertible preferred stock	$—	$138,906
Net exercise of common and preferred stock warrants	$—	$511
Deferred offering costs included in accounts payable and accrued and other current liabilities	$40	$—
Reclassification of redeemable convertible preferred stock warrant liabilities as equity	$—	$726
Deemed dividend recognized for beneficial conversion features of Series H redeemable convertible preferred stock	$—	$6,741
Deemed dividend from conversion of Series G to Series H redeemable convertible preferred stock	$—	$6,860
Conversion of Series G to Series H redeemable convertible preferred stock	$—	$11,875
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Financial Statements

Note 1. Organization
Description of Business
The Company is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At December 31, 2020, the Company had cash and cash equivalents of $57.4 million and had an accumulated deficit of $181.3 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and debt financing arrangements. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customers, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Years Ended December 31,
	2020	2019
Medicare	20%	25%
Janssen (SIMPONI®)	12%	*
Blue Shield	11%	12%
Medicare Advantage	11%	11%
United Healthcare	*	11%

*	Less than 10%.

	Accounts Receivable
	December 31,
	2020	2019
Janssen (SIMPONI®)	35%	19%
Blue Shield	11%	15%
United Healthcare	*	22%

*	Less than 10%.
For the years ended December 31, 2020 and 2019, approximately 70% and 82% of the Company's revenue was related to the AVISE® CTD test, respectively.
The Company is dependent on key suppliers for certain laboratory materials. For each of the years ended December 31, 2020 and 2019, approximately 97% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Years Ended December 31,
	2020	2019
Revenue:
Healthcare insurers	$22,456	$23,984
Government	8,446	9,896
Client(1)	5,109	4,392
Other(2)	836	639
Janssen (SIMPONI®)	5,128	1,476
Total revenue	$41,975	$40,387
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay that is immaterial.
Fair Value Measurements

The carrying value of the Company's cash and cash equivalents approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the Company's long-term borrowings approximates its fair value, which is considered a Level 2 input.
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
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$57,448	$72,084
Restricted cash	100	100
	$57,548	$72,184
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

The Company performed the final remeasurement of the warrant liabilities as of the IPO closing date. See Note 7 for the amounts associated with the fair value measurements and Note 8 for further discussion on the remaining warrants.
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (the Payors) consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (i.e., hospitals, other laboratories, etc.), and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
Payors are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, is recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payor (i.e. each individual third-party insurance, Medicare, client payors, patient self-pay, etc.) and per test basis.
Collection of the Company's net revenues from payors is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States. The Company is responsible for the costs associated with its salesforce over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen Agreement. In exchange for the Company's sales and co-promotional services, the Company is entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For the years ended December 31, 2020 and 2019, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020, the Janssen Agreement was amended (June Amended Janssen Agreement). In accordance with the June Amended Janssen Agreement, the predetermined average baseline for prescribed units for each remaining quarter in 2020 was adjusted and is subject to further adjustment, and for each of the third and fourth quarters of 2020, the Company received a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline. In December 2020, the Janssen Agreement amended. The Janssen Agreement, as amended in June 2020 and December 2020 is collectively referred to as the Amended Janssen Agreement. In accordance with the Amended Janssen Agreement, the predetermined average baseline for prescribed units for the quarters ending December 31, 2020, March 31, 2021 and June 30, 2021, was adjusted to approximately 28,750 prescribed units per quarter, subject to adjustment under certain circumstances. For the first and second quarters of 2021, the Company will be entitled to an amended tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units. Pursuant to the Amended Janssen Agreement, for the first and second quarters of 2021, the Company will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. The Company continued to receive a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline for the quarter ended December 31, 2020. The quarterly tiered promotion fee for the remaining term of the Janssen Promotion Agreement beginning with the quarter ended September 30, 2021 will revert to the terms set forth in the Janssen Agreement prior to amendment, with no minimum promotion fee and no cap on predetermined baseline units. In addition, during the term of the Janssen Agreement, the Company is restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the agreement without first obtaining Janssen's written consent.

The Janssen Agreement expires on December 31, 2021, unless extended by the Company for an additional 12 months upon 180 days written notice prior to the end of the current term. If the Company elects to extend the term, the predetermined baseline for 2022 will be subject to future agreement by the Company and Janssen. Janssen may terminate the Amended Janssen Agreement at any time for any reason upon 30 days' notice to the Company, and the Company may terminate the Amended Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Amended Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized co-promotion revenue of approximately $5.1 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $1.3 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying statements of operations and totaled approximately $1.4 million for each of the years ended December 31, 2020 and 2019.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred and common stock, options outstanding under the Company's stock option plans and shares of the Company's common stock pursuant to Employee Stock Purchase Plan. For the years ended December 31, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2020	2019
Warrants to purchase common stock	426,827	461,273
Common stock options	1,975,761	1,375,542
Employee stock purchase plan	11,640	—
Total	2,414,228	1,836,815

Government Assistance Grant Income
Government assistance grants which are unconditional when received and intended to compensate for expenses incurred or replace lost revenue are recognized when those expenses are incurred or during the period that lost revenue is experienced, and are included in other income, net in the accompanying statements of operations.

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment.
Recent Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its financial statements. The effective date of this guidance for public companies is for reporting periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, which delays the adoption of ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. As an emerging growth company as defined in the JOBS Act, the Company has elected to delay adoption of this ASU until January 1, 2022. Topic 842 mandates a modified retrospective transition method. The Company intends to adopt the new lease standard using a cumulative effect to accumulated deficit and will elect the package of practical expedients, which among other things will allow the Company to carry forward its historical lease classification. The Company is currently evaluating the impact of Topic 842 on its financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The effective date of this guidance for public companies is for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020. The Company does not anticipate the adoption will have a material impact on its financial statements.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and the adoption did not have a material impact on its financial statements.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Diagnostic testing supplies	$1,203	$1,427
Prepaid product royalties	68	123
Prepaid maintenance and insurance contracts	2,229	1,768
Other prepaid and other current assets	659	133
Prepaid and other current assets	$4,159	$3,451

Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$64	$25
Laboratory equipment	2,679	2,228
Computer equipment and software	927	851
Leasehold improvements	1,072	424
Construction in progress	301	247
Total property and equipment	5,043	3,775
Less: accumulated depreciation and amortization	(2,941)	(2,395)
Property and equipment, net	$2,102	$1,380
Depreciation and amortization expense for the years ended December 31, 2020 and 2019, was approximately $0.5 million and $0.6 million, respectively. At December 31, 2020 and December 31, 2019, the gross book value of assets under capital lease was $1.2 million and $0.8 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$3,589	$2,362
Accrued interest	147	145
Accrued purchases of goods and services	311	319
Accrued royalties	221	727
Accrued clinical study activity	228	40
Capital lease obligations, current portion	308	238
Other accrued liabilities	953	588
Accrued and other current liabilities	$5,757	$4,419

Note 4. Borrowings
2017 Term Loan

In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At December 31, 2020, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For each of the years ended December 31, 2020 and 2019, the Company issued PIK Loans totaling $0.5 million.
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
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, and commencing with the quarter ending December 31, 2019. The consequences of failing to achieve the performance covenant may be cured if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. The Company's revenues for the twelve-month ended September 30, 2020 were lower than the specified targets, as a result, the Company and Innovatus agreed on a new management plan and target to bring the Company back into compliance with the Loan Amendment. The Loan Amendment requires that the Company maintain certain levels of minimum liquidity. The Company is required to maintain an unrestricted cash balance of $2.0 million.
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
At December 31, 2020, the Company was in compliance with all covenants of the Loan Amendment.
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
Future Minimum Payments on the Outstanding Borrowings
As of December 31, 2020, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

Years Ending December 31,
2021	$1,755
2022	2,996
2023	15,619
2024	14,280
Total	34,650
Less:
Unamortized debt discount and issuance costs	(296)
Interest	(7,695)
Total borrowings, net of discounts and debt issuance costs	$26,659

Note 5. Commitments and Contingencies
Leases
As of December 31, 2020, the Company leases office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
Minimum annual lease payments under non-cancelable lease arrangements at December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2021	$344	$590
2022	318	613
2023	231	626
2024	58	640
2025	—	654
Thereafter	—	55
Total minimum lease payments	951	$3,178
Less: amount representing interest	(67)
Present value of future minimum lease payments	884
Less: current portion	(308)
Long-term capital lease obligations	$576
For the years ended December 31, 2020 and 2019, rent expense was $0.6 million and $0.5 million, respectively.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. All milestone payments other than one have been paid as of December 31, 2017. The remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at December 31, 2020 and 2019.
In addition, the Company has ongoing royalty payment obligations on net sales of products which incorporate certain acquired technologies of 2.5%. Future royalties payable under these arrangements are limited to the lesser of an aggregate of $1.2 million (including an upfront payment of $100,000) or the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments on net sales of products which incorporate licensed technology, as defined, ranging from 2.0% to 3.0%. Royalties are accrued when earned and recorded in costs of revenue in the accompanying statement of operations.
Supply Agreement
In September 2020, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $4.1 million and $6.0 million for years ended December 31, 2021 and 2022, respectively, with a 15% annual increase thereafter through the year ended December 31, 2025.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payors and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or of which of the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities.

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,507	$34,507	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,760	$70,760	$—	$—
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
Series H Financing
In July 2019, the Company entered into an agreement with a new investor to issue shares of Series H redeemable convertible preferred stock at a per share price of $0.04712. The Company accounted for the difference between the effective conversion price of $0.04712 and the fair value of the underlying common stock at the commitment date as a beneficial conversion feature, which was immediately accreted as a deemed dividend. As a result, the Company recognized a beneficial conversion feature in the amount of $6.7 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying statement of redeemable convertible preferred stock and stockholders’ equity. Additionally, the Company concluded that the conversion of shares of Series G into shares of Series H redeemable convertible preferred stock in connection with the issuance of Series H redeemable convertible preferred stock represented an extinguishment of the Series G shares. As a result, the Company recognized a deemed dividend for the extinguishment charge in the amount of $6.9 million in the third quarter of 2019, that was recorded as additional paid-in capital (in the absence of retained earnings) in the accompanying statement of redeemable convertible preferred stock and stockholders' equity.
Initial Public Offering
Upon completion of the Company's IPO in September 2019, an aggregate of 7,816,643 shares of common stock, excluding warrant conversion, were issued to the holders of the Company's Series A-3, Series B-3, Series C, Series D, Series E, Series F and Series H redeemable convertible preferred stockholders upon the automatic conversion of all shares of redeemable convertible preferred stock to common stock. As a result, no shares of redeemable convertible preferred stock remained outstanding at December 31, 2020 and 2019.

Note 8. Stockholders' Equity
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
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of December 31, 2020:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	252,798	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	69,176	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants	83,778	14.32	September 7, 2017	September 7, 2024
Common stock warrants	20,944	14.32	December 7, 2018	December 7, 2025
	426,827
During the year ended December 31, 2020, warrants to purchase common stock were exercised resulting in the issuance of 32,120 shares of the Company's common stock and cash proceeds of an immaterial amount.

Note 9. Stock Option Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). A total of (i) 2,011,832 shares of common stock plus (ii) shares subject to awards granted under the 2013 Plan on or before the effective date of the 2019 Plan became available for issuance under the 2019 Plan and was initially be reserved for issuance under the 2019 Plan. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of December 31, 2020, 1,139,323 shares remained available for future awards. Under the evergreen provision, on January 1, 2021, an additional 506,092 shares became available for issuance under the 2019 Plan.
Activity under the Company's stock option plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,375,542	$8.33	9.16	$23,654
Granted	951,031	$16.02
Exercised	(47,549)	$0.27
Forfeited	(293,412)	$10.46
Expired	(9,851)	$29.02
Outstanding, December 31, 2020	1,975,761	$11.81	8.71	$6,750
Vested and expected to vest, December 31, 2020	1,975,761	$11.81	8.71	$6,750
Options exercisable, December 31, 2020	464,606	$6.75	8.01	$3,362
The weighted-average grant date fair value per share of employee options granted to employees during the years ended December 31, 2020 and 2019 was $7.55 and $7.79, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The fair value of the Company's common stock is $13.20 and $25.40 per share at December 31, 2020 and 2019, respectively. The intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $1.0 million and an immaterial amount, respectively.
Stock-Based Compensation Expense
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

Years Ended December 31,
	2020	2019
Expected volatility	47%-53%	46%-59%
Risk-free interest rate	0.4%-1.7%	1.6%-2.6%
Dividend yield	—	—
Expected term (in years)	5.50-6.08	5.75-6.08

Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted the Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 120,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2020 calendar year through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on December 31st, or (ii) such lesser amount determined by the Board of Directors. Under the evergreen provision, on January 1, 2021, an additional 126,523 shares became available for issuances under the ESPP. Stock-based compensation expense for the ESPP was an immaterial amount for the year ended December 31, 2020.
The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

Years Ended December 31,
2020
Expected volatility	58%-83%
Risk-free interest rate	0.1%-1.1%
Dividend yield	—
Expected term (in years)	0.5

Total non-cash stock-based compensation expense recorded related to options granted and stock purchase rights granted under the ESPP in the statement of operations is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cost of revenue	$33	$9
Selling, general and administrative	2,419	445
Research and development	242	118
Total	$2,694	$572
As of December 31, 2020, total unrecognized compensation cost was $8.5 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.
Common stock reserved for future issuance consists of the following at December 31, 2020:

Warrants to purchase common stock	426,827
Common stock option grants issued and outstanding	1,975,761
Common shares available for grant under the stock option plan	1,139,323
Common shares available for future issuance under ESPP	233,961
Total	3,775,872

Note 10. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	27	5
Total current	27	5
Deferred:
Federal	(117)	10
State	11	10
Total deferred	(106)	20
(Benefit) provision for income tax	$(79)	$25

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2020	2019
Federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefits	(3.9)%	(3.6)%
Change in fair value of preferred stock liabilities	—%	(0.5)%
Change in valuation allowance	22.6%	(36.1)%
Limitation of net operating losses	—%	59.8%
Other	1.8%	1.6%
Effective tax rate	(0.5)%	0.2%
Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 are shown below. A valuation allowance has been established as realization of the Company’s deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense (in thousands).

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17,733	$15,287
Research and development tax credits	629	419
Accruals, reserves and other	1,448	590
Interest expense	1,306	744
Basis differences in fixed and intangible assets	117	225
Total gross deferred tax assets	21,233	17,265
Less: Valuation allowance	(20,596)	(16,797)
Deferred tax assets, net	637	468
Deferred tax liabilities:
Financing and acquisition-related liabilities	(336)	(336)
Indefinite lived assets	(459)	(396)
Deferred tax liabilities, net	(795)	(732)
Net deferred tax liabilities	$(158)	$(264)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019, which related primarily to increases in net operating loss carryforwards, accrued revenue and accruals and reserves were as follows (in thousands):

	December 31,
	2020	2019
Valuation allowance at the beginning of the year	$16,797	$21,138
Decreases recorded as benefits to income tax provision	—	(4,341)
Increases recorded to income tax provision	3,799	—
Valuation allowance at the end of the year	$20,596	$16,797
At December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $70.6 million and $60.7 million, respectively. At December 31, 2020 and 2019, the Company had state net operating loss carryforwards of $48.9 million and $43.5 million, respectively. Approximately $43.5 million of the federal tax loss carryforwards will begin to expire in 2022, unless previously utilized. The federal net operating loss carryforwards generated in after December 31, 2017 of $27.1 million will carryforward indefinitely. The Company’s state tax loss carryforwards will expire in 2032, unless previously utilized.
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

The Company recognizes interest and/or penalties related to income tax matters in its provision for income taxes. The Company does not have any accruals for, and did not recognize any, interest or penalties in these financial statements in any period presented.
Uncertain Tax Positions
At December 31, 2020 and 2019, the Company had no unrecognized tax benefits.
The Company does not believe that the balance of unrecognized tax benefits will materially change within the next twelve months.

Note 11. Related Parties
The closings of the Series G financing and the Series H financing described in Note 7 were issued to existing holders of the Company's redeemable convertible preferred stock, including certain members of our Board of Directors.

Note 12. 401(k) Plan
The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. For the years ended December 31, 2020 and 2019, the Company made contributions to the Plan at 3% of qualified employee compensation, which totaled approximately $0.5 million and $0.4 million, respectively.

Note 13. COVID-19
During 2020, due to the worldwide COVID-19 pandemic, the Company experienced a reduction in patient test volumes, delays in patient enrollment in ongoing and planned clinical studies, and delays in the procurement of its testing supplies. In response to the pandemic, the Company has curtailed non-essential employee travel, equipped employees with the ability to work remotely with the exception of clinical laboratory employees, and reduced marketing spend and employee headcount. The reduction in headcount resulted in a restructuring charge for termination benefits of $0.3 million which has been paid as of December 31, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional and international markets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Under the Tax Cuts and Jobs Act (TCJA), NOLs generated post TCJA were allowed to be carried forward indefinitely but were only allowed to offset 80% of taxable income. As a result of the CARES Act and the change to permit NOLs generated in taxable years 2018, 2019 and 2020 to offset 100% of taxable income, the Company released valuation allowance against its deferred tax assets in the amount of $0.1 million for the year ended December 31, 2020.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. At this time, the Company does not believe that the Consolidated Appropriations Act, 2021 has a material impact on its financial statements.
In April 2020, the Company received $0.7 million of funding under the CARES Act Provider Relief Fund, subject to the Company's agreement to comply with the Department of Health & Human Services' (HHS) standard terms and conditions. The CARES Act Provider Relief Fund is a federal fund allocated for general distributions to Medicare facilities and providers impacted by the COVID-19 pandemic and is intended to support COVID-related expenses or lost revenue attributable to COVID-19. The funding received is considered a government grant which is recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met. For the year ended December 31, 2020, the Company recognized $0.7 million due to lost revenue attributable to COVID-19, which is reflected in other income, net, on its statements of operations.
On April 16, 2020, the Company entered into a promissory note with BOKF, NA dba Bank of Oklahoma, the lender, evidencing an unsecured loan pursuant to the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) of the CARES Act of approximately $2.9 million (the PPP Loan). The Company applied for and received the PPP Loan pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for the PPP Loan (the New Guidance). In light of the New Guidance, on May 11, 2020, the Company paid off in full the principal and interest on the PPP Loan, resulting in the termination of the promissory note.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amendment to Convertible Promissory Notes and Warrants, dated January 19, 2016.	S-1/A	333-233446	4.7	9/9/2019
4.4	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Registrant's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
10.1#	Exagen Corporation 2002 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.1	9/9/2019
10.2#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.3#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.4#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.5#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.					X
10.6#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.7†	License Agreement, dated September 13, 2007, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Proprius, Inc.).	S-1/A	333-233446	10.6	9/9/2019
10.8†	First Amendment to License Agreement, dated October 23, 2013, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Cypress Bioscience, Inc.).	S-1/A	333-233446	10.7	9/9/2019
10.9†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.11	9/9/2019
10.10†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.12	9/9/2019
10.11	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.13	9/9/2019
10.12†	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.14	9/9/2019
10.13	Amendment No. Four to Asset Purchase Agreement, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.15	9/9/2019

10.14	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.16	9/9/2019
10.15†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.17	9/9/2019
10.16†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.18	9/9/2019
10.17†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.19	9/9/2019
10.18†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.20	9/9/2019
10.19	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.21	9/9/2019
10.20†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.22	9/9/2019
10.21†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Registrant.	S-1/A	333-233446	10.23	9/9/2019
10.22†	Co-Promotion Agreement, dated December 10, 2018, by and between Janssen Biotech, Inc. and the Registrant.	S-1/A	333-233446	10.24	9/9/2019
10.23†	Amendment #1 to Co-Promotion Agreement, dated January 1, 2019, by and between Janssen Biotech, Inc. and the Registrant.	10-Q	001-39049	10.1	7/28/2020
10.24†	Amendment #2 to Co-Promotion Agreement, dated June 18, 2020, by and between Janssen Biotech, Inc. and the Registrant.	10-Q	001-39049	10.2	7/28/2020
10.25†	Amendment #3 to Co-Promotion Agreement, dated December 23, 2020, by and between Janssen Biotech, Inc. and the Registrant.					X
10.26	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Registrant.	10-Q	001-39049	10.1	7/28/2020
10.27	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Registrant.	10-Q	001-39049	10.2	7/28/2020
10.28	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Registrant.	10-K	001-39049	10.27	3/25/2020
10.29	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Registrant.	10-K	001-39049	10.28	3/25/2020

10.30	Fourth Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Registrant.	10-K	001-39049	10.29	3/25/2020
10.31	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Registrant.	S-1/A	333-233446	10.31	9/9/2019
10.32	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Registrant.	10-K	001-39049	10.31	3/25/2020
10.33	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Registrant.	10-K	001-39049	10.32	3/25/2020
10.34	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Registrant.					X
10.35	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Registrant.	10-K	001-39049	10.33	3/25/2020
10.36	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Registrant.	S-1/A	333-233446	10.32	9/9/2019
10.37	Loan and Security Agreement, dated September 7, 2017, by and between Innovatus Life Sciences Lending Fund I, LP and the Registrant.	S-1/A	333-233446	10.33	9/9/2019
10.38	First Amendment to Loan and Security Agreement with Innovatus Life Sciences Lending I, LP dated November 19, 2019.	10-K	001-39049	10.36	3/25/2020
10.39	Acknowledgement Letter to Loan and Security Agreement, by and between Innovatus Life Sciences Lending Fund I, LP and the Registrant.	10-Q	001-39049	10.1	11/10/2020
10.40#	Offer Letter, dated October 12, 2010, by and between Thierry Dervieux, Ph.D. and the Registrant, as amended on September 9, 2011 and September 6, 2019.	S-1/A	333-233446	10.34	9/9/2019
10.41	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.42#	Offer Letter, dated October 7, 2011, by and between Fortunato Ron Rocca and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.36	9/9/2019
10.43#	Offer Letter, dated May 16, 2017, by and between Kamal Adawi and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.37	9/9/2019
10.44#	Offer Letter dated February 21, 2020, by and between Debra Zack, MD Ph.D. and the Registrant.	10-K	001-39049	10.41	3/25/2020
10.45#	Non-Employee Director Compensation Program.	S-1/A	333-233446	10.38	9/9/2019
10.46#	Executive Change in Control Severance Plan.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

EXAGEN INC.

Date: March 16, 2021	by:	/s/ Fortunato Ron Rocca
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

Signature	Title	Date

/s/ Fortunato Ron Rocca	President, Chief Executive Officer and Director	March 16, 2021
Fortunato Ron Rocca	(Principal Executive Officer)

/s/ Kamal Adawi	Chief Financial Officer and Corporate Secretary	March 16, 2021
Kamal Adawi	(Principal Financial and Accounting Officer)

/s/ Brian Birk	Chairman of the Board of Directors	March 16, 2021
Brian Birk

/s/ Jeff Elliott	Director	March 16, 2021
Jeff Elliott

/s/ Wendy S. Johnson	Director	March 16, 2021
Wendy S. Johnson

/s/ Tina S. Nova, Ph.D.	Director	March 16, 2021
Tina S. Nova, Ph.D.

/s/ Ebetuel Pallares, Ph.D.	Director	March 16, 2021
Ebetuel Pallares, Ph.D.

/s/ Bruce C. Robertson, Ph.D.	Director	March 16, 2021
Bruce C. Robertson, Ph.D.

/s/ James L.L. Tullis	Director	March 16, 2021
James L.L. Tullis