Form 10-K/A
period 2020-12-31
EXAGEN INC.
filed 2021-04-01
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

The sole purpose of this Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K for the year ended December 31, 2020 of Exagen Inc. (the "Company") filed with the Securities and Exchange Commission on March 16, 2021 (the "Form 10-K") is to (i) amend and restate Item 9A of Part II to include management's report on internal control over financial reporting in accordance with Rule 308(a) of Regulation S-K, and (ii) amend the certifications of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (the "Certifications"), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2. Because no financial statements are being filed with this Amendment No. 1, paragraph 3 of each of the Certifications has been omitted, and the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as described above, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Part II.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1) All financial statements

The financial statements of Exagen Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in the Form 10-K beginning on page 96.

(2) Financial statement schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

The following exhibits, as required by Item 601 of Regulation S-K, are incorporated by reference or are filed with this Amendment No. 1, in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Form of Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Form of Amended Restated Bylaws.	8-K	001-39049	3.2	9/23/2019
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amendment to Convertible Promissory Notes and Warrants, dated January 19, 2016.	S-1/A	333-233446	4.7	9/9/2019
4.4	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Registrant's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
10.1#	Exagen Corporation 2002 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.1	9/9/2019
10.2#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.3#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.4#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.5#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.	10-K	001-39049	10.5	3/16/2021
10.6#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.7†	License Agreement, dated September 13, 2007, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Proprius, Inc.).	S-1/A	333-233446	10.6	9/9/2019
10.8†	First Amendment to License Agreement, dated October 23, 2013, by and between Prometheus Laboratories Inc. and the Registrant (as successor in interest to Cypress Bioscience, Inc.).	S-1/A	333-233446	10.7	9/9/2019
10.9†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.11	9/9/2019
10.10†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.12	9/9/2019
10.11	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.13	9/9/2019
10.12†	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.14	9/9/2019
10.13	Amendment No. Four to Asset Purchase Agreement, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.15	9/9/2019
10.14	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.16	9/9/2019

10.15†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Registrant.	S-1/A	333-233446	10.17	9/9/2019
10.16†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.18	9/9/2019
10.17†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.19	9/9/2019
10.18†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.20	9/9/2019
10.19	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.21	9/9/2019
10.20†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh—Of the Commonwealth System of Higher Education and the Registrant.	S-1/A	333-233446	10.22	9/9/2019
10.21†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Registrant.	S-1/A	333-233446	10.23	9/9/2019
10.22†	Co-Promotion Agreement, dated December 10, 2018, by and between Janssen Biotech, Inc. and the Registrant.	S-1/A	333-233446	10.24	9/9/2019
10.23†	Amendment #1 to Co-Promotion Agreement, dated January 1, 2019, by and between Janssen Biotech, Inc. and the Registrant.	10-Q	001-39049	10.1	7/28/2020
10.24†	Amendment #2 to Co-Promotion Agreement, dated June 18, 2020, by and between Janssen Biotech, Inc. and the Registrant.	10-Q	001-39049	10.2	7/28/2020
10.25†	Amendment #3 to Co-Promotion Agreement, dated December 23, 2020, by and between Janssen Biotech, Inc. and the Registrant.	10-K	001-39049	10.25	3/16/2021
10.26	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Registrant.	10-Q	001-39049	10.1	7/28/2020
10.27	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Registrant.	10-Q	001-39049	10.2	7/28/2020
10.28	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Registrant.	10-K	001-39049	10.27	3/25/2020
10.29	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Registrant.	10-K	001-39049	10.28	3/25/2020
10.30	Fourth Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Registrant.	10-K	001-39049	10.29	3/25/2020
10.31	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Registrant.	S-1/A	333-233446	10.31	9/9/2019

10.32	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Registrant.	10-K	001-39049	10.31	3/25/2020
10.33	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Registrant.	10-K	001-39049	10.32	3/25/2020
10.34	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Registrant.	10-K	001-39049	10.34	3/16/2021
10.35	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Registrant.	10-K	001-39049	10.33	3/25/2020
10.36	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Registrant.	S-1/A	333-233446	10.32	9/9/2019
10.37	Loan and Security Agreement, dated September 7, 2017, by and between Innovatus Life Sciences Lending Fund I, LP and the Registrant.	S-1/A	333-233446	10.33	9/9/2019
10.38	First Amendment to Loan and Security Agreement with Innovatus Life Sciences Lending I, LP dated November 19, 2019.	10-K	001-39049	10.36	3/25/2020
10.39	Acknowledgement Letter to Loan and Security Agreement, by and between Innovatus Life Sciences Lending Fund I, LP and the Registrant.	10-Q	001-39049	10.1	11/10/2020
10.40#	Offer Letter, dated October 12, 2010, by and between Thierry Dervieux, Ph.D. and the Registrant, as amended on September 9, 2011 and September 6, 2019.	S-1/A	333-233446	10.34	9/9/2019
10.41	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.42#	Offer Letter, dated October 7, 2011, by and between Fortunato Ron Rocca and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.36	9/9/2019
10.43#	Offer Letter, dated May 16, 2017, by and between Kamal Adawi and the Registrant, as amended on September 4, 2019.	S-1/A	333-233446	10.37	9/9/2019
10.44#	Offer Letter dated February 21, 2020, by and between Debra Zack, MD Ph.D. and the Registrant.	10-K	001-39049	10.41	3/25/2020
10.45#	Non-Employee Director Compensation Program.	S-1/A	333-233446	10.38	9/9/2019
10.46#	Executive Change in Control Severance Plan.	10-K	001-39049	10.46	3/16/2021
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-39049	23.1	3/16/2021
24.1	Power of Attorney (included on signature page).	10-K	001-39049	24.1	3/16/2021
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	10-K	001-39049	32.1	3/16/2021
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-39049	101.SCH	3/16/2021
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-39049	101.CAL	3/16/2021

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-39049	101.DEF	3/16/2021
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-39049	101.LAB	3/16/2021
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-39049	101.PRE	3/16/2021

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EXAGEN INC.

Date: April 1, 2021	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Fortunato Ron Rocca	President, Chief Executive Officer and Director	April 1, 2021
	Fortunato Ron Rocca	(Principal Executive Officer)

	/s/ Kamal Adawi	Chief Financial Officer and Corporate Secretary	April 1, 2021
	Kamal Adawi	(Principal Financial and Accounting Officer)

	*	Chairman of the Board of Directors	April 1, 2021
Brian Birk

	*	Director	April 1, 2021
Jeff Elliott

	*	Director	April 1, 2021
Wendy S. Johnson

	*	Director	April 1, 2021
Tina S. Nova, Ph.D.

	*	Director	April 1, 2021
Ebetuel Pallares, Ph.D.

	*	Director	April 1, 2021
Bruce C. Robertson, Ph.D.

	*	Director	April 1, 2021
James L.L. Tullis

*By:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
Attorney-in-fact