Form 10-Q
period 2021-03-31
EXAGEN INC.
filed 2021-05-11
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 7, 2021 was 16,928,278.

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,050	$57,448
Accounts receivable, net	8,221	8,910
Prepaid expenses and other current assets	3,098	4,159
Total current assets	129,369	70,517
Property and equipment, net	2,378	2,102
Goodwill	5,506	5,506
Other assets	269	250
Total assets	$137,522	$78,375
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,170	$3,014
Accrued and other current liabilities	5,714	5,757
Total current liabilities	7,884	8,771
Borrowings-non-current portion, net of discounts and debt issuance costs	26,864	26,659
Deferred tax liabilities	158	158
Other non-current liabilities	1,146	948
Total liabilities	36,052	36,536
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 16,925,680 and 12,652,308 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17	13
Additional paid-in capital	288,951	223,115
Accumulated deficit	(187,498)	(181,289)
Total stockholders' equity	101,470	41,839
Total liabilities and stockholders' equity	$137,522	$78,375
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenue	$10,587	$9,584
Operating expenses:
Costs of revenue	4,711	4,545
Selling, general and administrative expenses	10,040	9,626
Research and development expenses	1,403	634
Total operating expenses	16,154	14,805
Loss from operations	(5,567)	(5,221)
Interest expense	(645)	(631)
Other income, net	3	171
Loss before income taxes	(6,209)	(5,681)
Income tax benefit	—	118
Net loss	$(6,209)	$(5,563)
Net loss per share, basic and diluted (Note 2)	$(0.48)	$(0.44)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	12,943,237	12,595,715
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2020	12,652,308	$13	$223,115	$(181,289)	$41,839
Issuance of stock in public offering, net of issuance costs of $4,435	4,255,000	4	64,705	—	64,709
Exercise of stock options	3,381	—	44	—	44
Issuance of stock under Employee Stock Purchase Plan	14,991	—	175	—	175
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(6,209)	(6,209)
Balances at March 31, 2021	16,925,680	$17	$288,951	$(187,498)	$101,470

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	12,560,990	$13	$220,248	$(164,602)	$55,659
Exercise of stock options	43,700	—	10	—	10
Stock-based compensation	—	—	431	—	431
Net exercise of common stock warrants	22,366	—	—	—	—
Net loss	—	—	—	(5,563)	(5,563)
Balances at March 31, 2020	12,627,056	$13	$220,689	$(170,165)	$50,537
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(6,209)	$(5,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	126
Amortization of debt discount and debt issuance costs	73	65
Non-cash interest expense	132	131
Deferred income taxes	—	(117)
Stock-based compensation	912	431
Changes in assets and liabilities:
Accounts receivable, net	689	(128)
Prepaid expenses and other current assets	1,061	367
Other assets	(48)	(14)
Accounts payable	(792)	1,054
Accrued and other current liabilities	(317)	347
Net cash used in operating activities	(4,312)	(3,301)
Cash flows from investing activities:
Purchases of property and equipment	(167)	(84)
Net cash used in investing activities	(167)	(84)
Cash flows from financing activities:
Proceeds from exercise of stock options	44	10
Proceeds from common stock issued under Employee Stock Purchase Pan	175	—
Principal payment on capital lease obligations	(96)	(61)
Proceeds from the issuance of common stock in public offering, gross	69,144	—
Payment of issuance costs related to public offering	(4,186)	—
Net cash provided by (used in) financing activities	65,081	(51)
Net change in cash, cash equivalents and restricted cash	60,602	(3,436)
Cash, cash equivalents and restricted cash, beginning of period	57,548	72,184
Cash, cash equivalents and restricted cash, end of period	$118,150	$68,748
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$439	$432
Supplemental disclosure of non-cash items:
Equipment purchased under capital lease obligations	$384	$2
Costs incurred, but not paid, in connection with capital expenditures	$44	$37
Issuance costs included in accounts payable and accrued liabilities	$221	$—
Deferred offering costs reclassified to equity	$28	$—
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At March 31, 2021, the Company had cash and cash equivalents of $118.1 million and had an accumulated deficit of $187.5 million. Since inception, the Company has financed its operations primarily through a combination of equity financings of common stock and private placements of preferred securities, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of March 31, 2021, the condensed statements of operations and the condensed statements of stockholders' equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2021 and its results of operations for the three month periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on March 16, 2021.
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

Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to revenue recognition, the fair value of financial instruments measured at fair value, the recoverability of its long-lived assets (including goodwill) and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2021	2020
Medicare	18%	25%
Blue Shield	12%	12%
Medicare Advantage	12%	13%
United Healthcare	*	10%

*	Less than 10%.

	Accounts Receivable
	March 31, 2021	December 31, 2020

Janssen (SIMPONI®)	25%	35%
Blue Shield	13%	11%

*	Less than 10%.
For the three months ended March 31, 2021 and 2020, approximately 81%, and 83%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended March 31, 2021 and 2020, approximately 98% and 96%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Healthcare insurers	$6,027	$6,062
Government	2,009	2,245
Client(1)	1,965	1,082
Other(2)	286	195
Janssen (SIMPONI®)	300	—
Total revenue	$10,587	$9,584
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$118,050	$57,448
Restricted cash	100	100
	$118,150	$57,548
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
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States. The Company is responsible for the costs associated with its sales force over the course of such co-promotion. Janssen is responsible for all other aspects of the commercialization of SIMPONI® under the Janssen Agreement. In exchange for the Company's sales and co-promotional services, the Company is entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For quarter ended March 31, 2020, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020, the Janssen Agreement was amended (June Amended Janssen Agreement) to adjust the predetermined average baseline for the third and fourth quarters of 2020, and for each of the third and fourth quarters of 2020, the Company received a minimum promotion fee of $0.3 million and the fee was capped at 5% above the adjusted predetermined baseline. In December 2020, the Janssen Agreement was further amended. The Janssen Agreement, as amended in June 2020 and December 2020 is collectively referred to as the Amended Janssen Agreement. In accordance with the Amended Janssen Agreement, the predetermined average baseline for prescribed units for the quarters ending December 31, 2020, March 31, 2021 and June 30, 2021, was adjusted to approximately 28,750 prescribed units per quarter, subject to adjustment under certain circumstances. For the first and second quarter of 2021, the Company will be entitled to an amended tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units. Pursuant to the Amended Janssen Agreement, for the first and second quarters of 2021, the Company will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. The quarterly tiered promotion fee for the remaining term of the Janssen Promotion Agreement beginning on July 1, 2021 will revert to the terms set forth in the Janssen Agreement prior to amendment, with no minimum promotion fee and no cap on predetermined baseline units. In addition, during the term of the Janssen Agreement, the Company is restricted from promoting any other biologic or Janus kinase inhibitor, or JAK inhibitor, used for treatment of indications covered by the agreement without first obtaining Janssen's written consent.
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
The Company's obligations relating to sales and co-promotion services for SIMPONI® is a series of single performance obligations since Janssen simultaneously receives and consumes benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations is based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the agreement is cancelable. The Company recognized co-promotion revenue of approximately $0.3 million and no co-promotion revenue during the three months ended March 31, 2021 and 2020, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
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
The fair value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date and generally vest annually from the grant date in four equal installments subject to the holder's continued service with the Company. The Company issues new shares to satisfy RSUs upon vesting.

During the three months ended March 31, 2021, the Company awarded 185,000 RSUs to certain employees, all of which are outstanding and unvested as of March 31, 2021.
The fair value of the Company's common stock is determined by using the closing price of its common stock on the corresponding date.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from nonowner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company's comprehensive loss was the same as its reported net loss.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options and restricted stock units outstanding under the Company's 2019 Incentive Award Plan and shares of the Company's common stock pursuant to Employee Stock Purchase Plan. For the three months ended March 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Warrants to purchase common stock	426,827	436,581
Common stock options	2,041,580	1,630,014
Restricted stock units	185,000	—
Employee stock purchase plan	2,869	2,021
Total	2,656,276	2,068,616

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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The effective date of this guidance for public companies is for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021, and the adoption did not have a material impact on its condensed financial statements.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Diagnostic testing supplies	$921	$1,203
Prepaid product royalties	65	68
Prepaid maintenance and insurance contracts	1,892	2,229
Other prepaid and other current assets	220	659
Prepaid and other current assets	$3,098	$4,159

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and fixtures	$64	$64
Laboratory equipment	3,148	2,679
Computer equipment and software	1,079	927
Leasehold improvements	1,073	1,072
Construction in progress	142	301
Total property and equipment	5,506	5,043
Less: accumulated depreciation and amortization	(3,128)	(2,941)
Property and equipment, net	$2,378	$2,102

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively. At March 31, 2021 and December 31, 2020, the gross book value of assets under capital lease was $1.6 million and $1.2 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related expenses	$3,318	$3,589
Accrued interest	148	147
Accrued purchases of goods and services	493	311
Accrued royalties	188	221
Accrued clinical study activity	286	228
Capital lease obligations, current portion	394	308
Other accrued liabilities	887	953
Accrued and other current liabilities	$5,714	$5,757

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At March 31, 2021, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For each of the three months ended March 31, 2021 and 2020, the Company issued PIK Loans totaling $0.1 million.
The Loan Amendment requires a prepayment premium of 3% of the aggregate outstanding principal. The prepayment premium decreases by 1% during each subsequent twelve-month period after November 19, 2020.
The Loan Amendment is collateralized by a first priority security interest in substantially all of the Company's assets, including intellectual property. The affirmative covenants of the Loan Amendment require that the Company timely file taxes, maintain good standing and government compliance, maintain liability and other insurance, provide prompt notification of significant corporate events, and furnish audited financial statements within 150 days of fiscal year end without qualification as to the scope of the audit or as to going concern and without any other similar qualification.
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis. The consequences of failing to achieve the performance covenant may be cured if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. The Loan Amendment requires that the Company maintain certain levels of minimum liquidity and maintains an unrestricted cash balance of $2.0 million.
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
At March 31, 2021, the Company was in compliance with all covenants of the Loan Amendment.
Upon an event of default in any of the Loan Amendment covenants, the repayment of the Loan Amendment may be accelerated, and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the Loan Amendment can be accelerated under certain circumstances, the Company believes acceleration of this loan is not probable as of the date of these condensed financial statements. Accordingly, the Company has reflected the amounts of the Loan Amendment due beyond twelve months of the balance sheet date as non-current.
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2021, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

March 31, 2021
2021 (remaining)	$1,326
2022	2,996
2023	15,619
2024	14,280
2025	—
Total	34,221
Less:
Unamortized debt discount and issuance costs	(273)
Interest	(7,084)
Total borrowings, net of discounts and debt issuance costs	$26,864

Note 5. Commitments and Contingencies
Leases
As of March 31, 2021, the Company leases office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended March 31, 2021 and 2020, rent expense was $0.2 million and $0.1 million, respectively.
Acquisition-related liabilities

In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. As of March 31, 2021 and December 31, 2020, the remaining milestone obligation is for an additional $2.0 million payment due to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at March 31, 2021 and December 31, 2020.
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
Subsequent to the first quarter of 2021, the Company entered into an exclusive license agreement with Allegheny Health Network Research Institute, or AHN, to obtain an exclusive license to AHN's patent rights in certain inventions, or the AGN Patent Rights, in May 2021, pursuant to which the Company is required to pay AHN an initial license fee of $0.4 million.
Supply Agreement
In September 2020, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $4.1 million and $6.0 million for the years ended December 31, 2021 and 2022, respectively, with a 15% annual increase thereafter through the year ended December 31, 2025.
Collaboration Obligations
Subsequent to the first quarter 2021, the Company entered into a master research collaboration agreement with AHN in May 2021, pursuant to which the Company is required to pay AGN a collaboration fee of $0.4 million for each year during the initial term of the agreement.
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

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$107,983	$107,983	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,507	$34,507	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.

Note 7. Stockholders' Equity
Common Stock
On November 10, 2020, the Company filed a registration statement on Form S-3 (the Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, which Shelf Registration Statement became effective on November 19, 2020.
On March 25, 2021, the Company completed a public offering of 4,255,000 shares of its common stock at a public offering price of $16.25 per share. Net proceeds from the offering were approximately $64.7 million, after deducting underwriting discounts and commissions and offering expenses of $4.4 million. The shares were registered pursuant to the Company's Shelf Registration Statement discussed above.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of March 31, 2021:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	252,798	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	69,176	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants	83,778	14.32	September 7, 2017	September 7, 2024
Common stock warrants	20,944	14.32	December 7, 2018	December 7, 2025
	426,827

Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Incentive Award Plan (the 2019 Plan). Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant. As of March 31, 2021, 1,391,215 shares remained available for future awards.
2019 Employee Stock Purchase Plan

In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2021, 345,493 shares remained available for issuance under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	1,975,761	$11.81	8.71	$6,750
Granted	88,750	$18.20
Exercised	(3,381)	$12.94
Forfeited	(17,197)	$12.16
Expired	(2,353)	$29.08
Outstanding, March 31, 2021	2,041,580	$12.06	8.54	$13,247
Vested and expected to vest, March 31, 2021	2,041,580	$12.06	8.54	$13,247
Options exercisable, March 31, 2021	665,878	$9.52	8.06	$6,013
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. As of March 31, 2021, total unrecognized compensation cost related to option awards was $8.8 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2020	—	$—	$—
Awards granted	185,000	$18.20
Awards released	—	$—
Awards canceled	—	$—
Outstanding, March 31, 2021	185,000	$18.20	$3,238
During the quarter ended March 31, 2021, the Company awarded 185,000 RSUs at a weighted-average grant date fair value per share of $18.20 to certain employees, all of which are outstanding and unvested as of March 31, 2021. As of March 31, 2021, total unrecognized compensation cost related to restricted stock units was $3.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.9 years.
Stock-Based Compensation Expense
Stock Options
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2021	2020
Expected volatility	84%	47%-50%
Risk-free interest rate	0.8%	0.6%-1.7%
Dividend yield	—	—
Expected term (in years)	6.08	6.08
Employee Stock Purchase Plan
The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended March 31,
	2021	2020
Expected volatility	60%	58%
Risk-free interest rate	0.1%	1.1%
Dividend yield	—	—
Expected term (in years)	0.50	0.50
Stock-based compensation expense for the ESPP was immaterial for the three months ended March 31, 2021 and 2020. As of March 31, 2021, total unrecognized compensation cost related to stock purchase rights granted under the ESPP $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.4 years.
Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the condensed statement of operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$11	$6
Selling, general and administrative	791	422
Research and development	110	3
Total	$912	$431

Note 9. COVID-19
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.
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
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 81% and 83% of our revenue for the three months ended March 31, 2021 and 2020, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We are leveraging our portfolio of testing products to establish partnerships with leading pharmaceutical companies, academic research centers and patient advocacy organizations. In December 2018 we entered into the co-promotion agreement, or the Janssen Agreement, with Janssen Biotech, Inc., or Janssen, to exclusively promote SIMPONI® in order to advance our integrated testing and therapeutics strategy and we began direct promotion of SIMPONI® in January 2019. Our SIMPONI® promotion efforts contributed approximately $0.3 million and no revenue for the three months ended March 31, 2021 and 2020, respectively, with our quarterly tiered promotion fee based on the incremental increase in total prescribed units above a predetermined average baseline. See "-

Janssen Promotion Agreement" below for additional terms of the agreement. We also have agreements with GlaxoSmithKline plc., or GSK, Covance Inc. and Parexel, among others, that leverage our testing products and/or the information generated from such tests. We provide GSK, a leader in lupus therapeutics, our test result data to provide market insight into and help increase awareness of the benefits of early and accurate diagnosis of SLE and lupus nephritis, and monitoring disease activity. We partner with academic research centers and patient advocacy organizations, such as Brigham and Women's Hospital, Hospital for Special Surgery, Duke University and Emory University as well as the Lupus Foundation of America, to help improve the quality of life for people affected by autoimmune diseases through programs of research, education, support and advocacy. We plan to pursue additional strategic partnerships that are synergistic with our evolving portfolio of testing products.
We perform all of our AVISE® tests in our approximately 10,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA. We are approved to offer our products in all 50 states. Our clinical laboratory reports all AVISE® testing product results within five business days. In the second half of 2021, we expect to begin the conversion of approximately 8,000 square feet of warehouse space into additional clinical laboratory and research and development facility space, which is expected to be completed in the first half of 2022. The expansion of our clinical laboratory and research and development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of development of tests for fibromyalgia, RA, thrombosis and lupus nephritis.
We market our AVISE® testing products using our specialized sales force. As of March 31, 2021, we have a sales force of 60 representatives covering a total of 63 territories. Unlike many diagnostic sales forces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our sales force coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and history using our portfolio of testing products.
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
Since inception we have devoted substantially all our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of March 31, 2021 we had an accumulated deficit of $187.5 million. We incurred net losses of $6.2 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. We completed our initial public offering, or IPO, in September 2019, raising net proceeds from the offering of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and offering costs of $4.4 million. As of March 31, 2021, we had $118.1 million of cash and cash equivalents.
Impact of COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun a phased re-opening, although the potential to return to prior restrictions remains if there are increases in new COVID-19 cases in the future. Even in areas where "stay-at-home" restrictions have been lifted and the number of COVID-19 cases have declined, many individuals remain cautious about resuming activities such as preventative-care medical visits. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020 and we experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. We substantially recovered to pre-COVID-19 AVISE® CTD tests delivered in the fourth quarter 2020. For the three months ended March 31, 2021 as compared to the same period in 2020, we experienced a AVISE® CTD test volume increase of approximately 7%. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. We have also experienced delays in procurement of our testing supplies due to suppliers rationing testing supplies and prioritizing COVID-19 testing in the first quarter of 2021, which may continue into the future, and our partners, including Janssen, may also experience a disruption in their ability to readily obtain supply. Our sales force has been, and for an extended period of time may continue to be limited to their in-person interactions with healthcare providers, and therefore, also limited their ability to engage in various types of healthcare provider education activities. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise distracted. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
In response to the COVID-19 pandemic, we initially curtailed non-essential travel and have equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory, such as providing personal protective equipment (including face masks or shields) and maintaining social distancing. In addition, in the second quarter of 2020, our sales force recommenced certain field-based interactions and scaled marketing spend, although access to healthcare providers remains limited and the use of virtual sales tools has increased. From March 2020 through December 31, 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and 18 full-time employees, which included three employees at the vice president level. The full extent of which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since the launch of AVISE® CTD in 2012 and through March 31, 2021, we have delivered over 516,000 of these tests. Through the first quarter of 2021, 29,029 AVISE® CTD tests were delivered, representing approximately 7% growth over the same period in 2020. The number of ordering healthcare providers in the first quarter of 2021 was a record 1,763, representing an approximate 4% increase over the same period in 2020, and we had a record 659 adopting healthcare providers (defined as those who previously prescribed at least 11 diagnostic tests in the corresponding period) compared to 582 in the same period in 2020. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 99% of adopting healthcare providers from the fourth quarter of 2020 ordered at least one diagnostic test in the first quarter of 2021. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Promotion of SIMPONI®.    We began promoting SIMPONI® in the United States under the Janssen Agreement in January 2019. Our SIMPONI® promotion efforts contributed approximately $0.3 million and no revenue for the three months ended March 31, 2021 and 2020, respectively. We may continue to encounter difficulties in successfully promoting SIMPONI® and generating significant revenue under the Janssen Agreement. Our ability to effectively promote SIMPONI® will require us to be successful in a range of activities, including creating demand for SIMPONI® through our own sales activities as well as those of Janssen. In interest of supporting these efforts we plan to continue to evaluate the reach and frequency of our sales force and the dedication of time and resources to supporting the co-promotion efforts of SIMPONI® as compared to other aspects of our business. We expect to encounter difficulties being able to maintain meaningful co-promotion revenue based on sales over the predetermined baseline in 2021 and we may not be successful in materially increasing market share, potentially resulting in the recognition of the minimum promotion fee of $0.3 million in the second quarter of 2021, which would cause us to continue to rely on our existing testing products to drive revenue growth. Additionally, there is no minimum promotion fee for the second half of 2021.
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
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our sales force in promoting SIMPONI® in the United States. Janssen is responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we are entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For the quarter ended March 31, 2020, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020 we amended the Janssen Agreement, to adjust the predetermined average baseline for total prescribed units of SIMPONI® to approximately 26,000 prescribed units per quarter. For each of the third and fourth quarters of 2020, we received a minimum promotion fee of $0.3 million and the fee was be capped at 5% above the adjusted predetermined baseline. In December 2020, we further amended the Janssen Agreement, pursuant to which the predetermined average baseline for total prescribed units of SIMPONI® for the quarters ending December 31, 2020, March 31, 2021 and June 30, 2021, was adjusted to approximately 28,750 prescribed units per quarter, subject to further adjustment under certain circumstances. For the first and second quarter of 2021, we will be entitled to an amended quarterly tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over the predetermined baseline. Pursuant to the Amended Janssen Agreement, for each of the first and second quarters of 2021, we will receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. The quarterly tiered promotion fee for the remaining term of the Amended Janssen Agreement beginning on July 1, 2021 will revert to the terms set forth in the Janssen Agreement prior to the amendment, with no minimum promotion fee and no cap on predetermined baseline units. The Janssen Agreement expires on December 31, 2021, unless extended by us for an additional 12 months upon 180 days written notice prior to the end of the current term. If we elect to extend the term, the predetermined baseline for 2022 will be subject to future agreement by us and Janssen. Janssen may terminate the Janssen Agreement at any time for any reason upon 30 days' notice to us, and we may terminate the Janssen Agreement for any reason at the end of any calendar quarter upon 30 days' notice to Janssen. Either party may terminate the Janssen Agreement in the event of the other party's default of any of its material obligations under the agreement if such default remains uncured for a specified period of time following receipt of written notice of such default.
We recognized approximately $0.3 million and no revenue for the three months ended March 31, 2021 and 2020, respectively, for our promotional efforts under the Janssen Agreement.
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
Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products, and increase our reimbursement and collection rates for tests delivered, as well as our ability to continue to generate meaningful co-promotion revenue. We expect to encounter difficulties promoting SIMPONI® above the predetermined baseline potentially resulting in us receiving the minimum promotion fee of $0.3 million in the second quarter of 2021. Additionally, there is no minimum promotion fee for the second half of 2021.
As discussed above, we substantially recovered to pre-COVID-19 AVISE® CTD tests delivered in the fourth quarter of 2020. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain.
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
We expect that our research and development expenses will increase in absolute dollars in 2021 as compared to 2020, as we continue to invest in research and development activities related to our existing testing products and product candidates, including the expansion of our clinical research and development facility, expected additions to headcount and increases for personnel costs, including stock-based compensation.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our amended loan and security agreement with Innovatus Life Sciences Lending Fund I, LP, or Innovatus.
We expect interest expense to remain consistent in 2021 as compared to 2020, and remain consistent thereafter until 2023.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents.
Income Tax Benefit
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020
	(unaudited, in thousands)
Revenue	$10,587	$9,584	$1,003
Operating expenses:
Costs of revenue	4,711	4,545	166
Selling, general and administrative expenses	10,040	9,626	414
Research and development expenses	1,403	634	769
Total operating expenses	16,154	14,805	1,349
Loss from operations	(5,567)	(5,221)	(346)
Interest expense	(645)	(631)	(14)
Other income, net	3	171	(168)
Loss before income taxes	(6,209)	(5,681)	(528)
Income tax benefit	—	118	(118)
Net loss	$(6,209)	$(5,563)	$(646)
Revenue
Revenue increased $1.0 million, or 10.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in the number of diagnostic tests delivered resulting in part from volume reductions experienced in late March 2020 as a result of the COVID-19 pandemic. The number of AVISE® CTD tests, which accounted for 81% and 83% of revenue in the three months ended March 31, 2021 and 2020, respectively, increased to 29,029 tests delivered in the three months ended March 31, 2021 compared to 27,126 tests delivered in the same 2020 period. The adoption of the AVISE® CTD test by rheumatologists for the three months ended March 31, 2021 increased to 1,763 ordering healthcare providers as compared to 1,692 ordering healthcare providers in the same 2020 period. In addition, revenue from the co-promotion of SIMPONI®

increased to approximately $0.3 million during the three months ended March 31, 2021 compared to no co-promotion revenue during the three months ended March 31, 2020.
Costs of Revenue
Costs of revenue increased $0.2 million, or 3.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to increased direct costs such as materials and supplies, labor and shipping and handling associated with the increase in test volume in 2021 compared to 2020, partially offset by decreased royalty costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.4 million, or 4.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $0.4 million of employee related expenses, including stock-based compensation and recruitment expenses, and increases related to insurance expenses of $0.1 million and legal expenses of $0.1 million, partially offset by decreases in audit and professional services of $0.1 million and marketing expenses of $0.1 million. The first quarter of 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses increased $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $0.4 million of employee related expenses, including stock-based compensation and recruitment expenses, and an increase related to clinical study expenses of $0.4 million.
Interest Expense
Interest expense remained consistent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Other Income, Net
Other income, net, decreased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by lower money market interest rates in 2021 compared to 2020.
Income Tax Benefit
Income tax benefit decreased $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to a change in tax law under the CARES Act enacted in 2020 that resulted in an income tax benefit during the three months ended March 31, 2020.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2021 and 2020, we incurred a net loss of $6.2 million and $5.6 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of March 31, 2021, we had an accumulated deficit of $187.5 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common stock and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO and received net proceeds of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. On November 10, 2020, we filed a registration statement on Form S-3 (the Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, which Shelf Registration Statement became effective on November 19, 2020. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share, which shares were sold under the Shelf Registration Statement. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and other offering expenses of $4.4 million. As of March 31, 2021, we had $118.1 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million and achieve certain minimum amounts of revenue, and limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. At March 31, 2021, we were in compliance with all covenants of the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
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
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of and reimbursement for our AVISE® testing products, promote SIMPONI®, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. We expect to make significant investments for laboratory equipment and capital expenditures in the near term related to our laboratory facilities and expansion of research capabilities, including an investment to convert approximately 8,000 square feet of warehouse space into additional clinical laboratory and research and development facility space, which is expected to be completed in the first half of 2022. The expansion of our clinical laboratory and research development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of development of tests for fibromyalgia, RA, thrombosis and lupus nephritis. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations with one supplier for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and payments for capital leases related to our laboratory equipment. Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,312)	$(3,301)
Investing activities	(167)	(84)
Financing activities	65,081	(51)
Net change in cash, cash equivalents and restricted cash	$60,602	$(3,436)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $4.3 million and primarily resulted from our net loss of $6.2 million adjusted for non-cash charges of $1.3 million related to stock-based compensation, depreciation, amortization and non-cash interest and changes in our net operating assets of $0.6 million primarily related to net decreases in prepaid expenses and other current assets and accounts receivable, net, partially offset by net decreases in accounts payables and accrued and other current liabilities.
Net cash used in operating activities for the three months ended March 31, 2020 was $3.3 million and primarily resulted from our net loss of $5.6 million adjusted for non-cash charges of $0.6 million related to depreciation, amortization, stock-based compensation and non-cash interest. The net cash in operating activities were partially offset by changes in our net operating assets of $1.6 million primarily related to net increases in accounts payable and accrued and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 and March 31, 2020 was $0.2 million and $0.1 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $65.1 million primarily resulting from the net proceeds received from our public offering in March 2021 of $65.0 million and proceeds from Employee Stock Purchase Plan purchases, partially offset by principal payments on capital lease obligations.
Net cash used by financing activities for the three months ended March 31, 2020 was $0.1 million and primarily resulted from principal payments on capital lease obligations.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in the Annual Report on Form 10-K for the year ended December 31, 2020, as amended. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to the critical accounting policies and estimates disclosed in Management’s

Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020, as amended, other than as set forth in Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Please see Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, other than changes to the risk factors set forth below:

Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun a phased re-opening, although the potential to return to prior restrictions remains if there are increases in new COVID-19 cases in the future. Even in areas where "stay-at-home" restrictions have been lifted and the number of COVID-19 cases have declined, many individuals remain cautious about resuming activities such as preventative-care medical visits. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carries, government and third-party payors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020 and we experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. We substantially recovered to pre-COVID-19 AVISE® CTD tests delivered in the fourth quarter 2020. For the three months ended March 31, 2021 as compared to the same period in 2020, we experienced a AVISE® CTD volume increase of approximately 7%. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The economic downturn may also result in closures of the practices of our primary customers. As it relates to our promotion efforts of SIMPONI®, we may experience decreased demand for or discontinued treatment with SIMPONI® from patients who are infected by COVID-19 or who may be at higher risk of infection if it is determined that such patients should minimize exposure to immunosuppressant therapies.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve or re-negotiate volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. Our sales force has been, and for an extended period of time may continue to be limited to their in-person interactions with healthcare providers, and therefore, also limited their ability to engage in various types of healthcare provider education activities. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise distracted. We have also experienced delays in procurement of our testing supplies due to suppliers rationing testing supplies and prioritizing COVID-19 testing in the first quarter of 2021, which may continue into the future, and our partners, including Janssen, may also experience a disruption in their ability to readily obtain supply. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
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
The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital on a timely basis or at all. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. COVID-19 may also have the effect of heightening many of the other risks described in this section and in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.
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
•obtaining patient consent inclusive of genetic analysis;
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
In the second half of 2021, we expect to begin the conversion of approximately 8,000 square feet of warehouse space into an additional clinical laboratory and research and development facility space in order to develop molecular and multiomic capabilities. We have not yet developed any molecular or multiomic testing products nor do we have experience developing and integrating molecular biomarkers into new or existing testing products, and we may never be successful doing so in the future. As a result, there is considerable risk that the expansion of our clinical laboratory and research and development facility may not lead to the development of additional testing products that generate meaningful revenue. Further, as we begin to expand our clinical laboratory and research and development facility in order to develop molecular and multiomic capabilities, we expect to need to make significant investments in key personnel and highly trained scientists with relevant experience to handle the increased operations and development of molecular biomarkers.
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
As of March 31, 2021, we have used approximately $21.1 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final Prospectus filed by us with the SEC on September 20, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders’ Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
10.1#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.	10-K	001-39049	10.5	3/16/2021
10.2	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Registrant.	10-K	001-39049	10.34	3/16/2021
10.3#	Executive Change in Control Severance Plan.	10-K	001-39049	10.46	3/16/2021
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

EXAGEN INC.

Date: May 11, 2021	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)