Form 10-Q
period 2021-06-30
EXAGEN INC.
filed 2021-08-09
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on August 6, 2021 was 16,126,784.

Part I. Financial Information
Item 1. Condensed Financial Statements
Exagen Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,576	$57,448
Accounts receivable, net	8,780	8,910
Prepaid expenses and other current assets	3,172	4,159
Total current assets	124,528	70,517
Property and equipment, net	3,054	2,102
Goodwill	5,506	5,506
Other assets	235	250
Total assets	$133,323	$78,375
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,450	$3,014
Accrued and other current liabilities	5,815	5,757
Total current liabilities	8,265	8,771
Borrowings-non-current portion, net of discounts and debt issuance costs	27,073	26,659
Deferred tax liabilities	158	158
Other non-current liabilities	1,447	948
Total liabilities	36,943	36,536
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 16,126,784 and 12,652,308 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	16	13
Additional paid-in capital	290,272	223,115
Accumulated deficit	(193,908)	(181,289)
Total stockholders' equity	96,380	41,839
Total liabilities and stockholders' equity	$133,323	$78,375
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$12,772	$8,948	$23,359	$18,532
Operating expenses:
Costs of revenue	5,451	3,338	10,162	7,883
Selling, general and administrative expenses	11,171	8,276	21,211	17,902
Research and development expenses	1,892	751	3,295	1,385
Total operating expenses	18,514	12,365	34,668	27,170
Loss from operations	(5,742)	(3,417)	(11,309)	(8,638)
Interest expense	(663)	(635)	(1,308)	(1,266)
Other (expense) income, net	(5)	689	(2)	860
Loss before income taxes	(6,410)	(3,363)	(12,619)	(9,044)
Income tax benefit	—	—	—	118
Net loss	$(6,410)	$(3,363)	(12,619)	(8,926)
Net loss per share, basic and diluted (Note 2)	$(0.38)	$(0.27)	$(0.84)	$(0.71)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	16,928,613	12,637,642	14,946,935	12,616,678
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2020	12,652,308	$13	$223,115	$(181,289)	$41,839
Issuance of stock in public offering, net of issuance costs of $4,435	4,255,000	4	64,705	—	64,709
Exercise of stock options	3,381	—	44	—	44
Issuance of stock under Employee Stock Purchase Plan	14,991	—	175	—	175
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(6,209)	(6,209)
Balances at March 31, 2021	16,925,680	17	288,951	(187,498)	101,470
Retirement of common stock in exchange for common stock warrant	(804,951)	(1)	(12,774)	—	(12,775)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	12,775	—	12,775
Exercise of stock options	6,055	—	35	—	35
Stock-based compensation	—	—	1,285	—	1,285
Net loss	—	—	—	(6,410)	(6,410)
Balances at June 30, 2021	16,126,784	$16	$290,272	$(193,908)	$96,380

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	12,560,990	$13	$220,248	$(164,602)	$55,659
Exercise of stock options	43,700	—	10	—	10
Stock-based compensation	—	—	431	—	431
Net exercise of common stock warrants	22,366	—	—	—	—
Net loss	—	—	—	(5,563)	(5,563)
Balances at March 31, 2020	12,627,056	13	220,689	(170,165)	50,537
Exercise of stock options	3,599	—	2	—	2
Stock-based compensation	—	—	647	—	647
Exercise of common stock warrants	9,754	—	18	—	18
Net loss	—	—	—	(3,363)	(3,363)
Balances at June 30, 2020	12,640,409	$13	$221,356	$(173,528)	$47,841
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Unaudited Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(12,619)	$(8,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	253
Amortization of debt discount and debt issuance costs	148	132
Non-cash interest expense	266	263
Deferred income taxes	—	(117)
Stock-based compensation	2,197	1,078
Changes in assets and liabilities:
Accounts receivable, net	130	(1,548)
Prepaid expenses and other current assets	987	951
Other assets	(13)	(1)
Accounts payable	(102)	(42)
Accrued and other current liabilities	(163)	(100)
Net cash used in operating activities	(8,762)	(8,057)
Cash flows from investing activities:
Purchases of property and equipment	(881)	(237)
Net cash used in investing activities	(881)	(237)
Cash flows from financing activities:
Proceeds from exercise of stock options	79	12
Proceeds from common stock issued under Employee Stock Purchase Plan	175	—
Proceeds from exercise of common stock warrants	—	18
Principal payment on capital lease obligations	(220)	(120)
Proceeds from Paycheck Protection Program loan	—	2,865
Repayment of Paycheck Protection Program loan	—	(2,865)
Proceeds from the issuance of common stock in public offering, gross	69,144	—
Payment of issuance costs related to public offering	(4,407)	—
Net cash provided by (used in) financing activities	64,771	(90)
Net change in cash, cash equivalents and restricted cash	55,128	(8,384)
Cash, cash equivalents and restricted cash, beginning of period	57,548	72,184
Cash, cash equivalents and restricted cash, end of period	$112,676	$63,800
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$892	$875
Supplemental disclosure of non-cash items:
Equipment purchased under capital lease obligations	$940	$2
Costs incurred, but not paid, in connection with capital expenditures	$91	$4
Deferred offering costs reclassified to equity	$28	$—
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At June 30, 2021, the Company had cash and cash equivalents of $112.6 million and had an accumulated deficit of $193.9 million. Since inception, the Company has financed its operations primarily through a combination of equity financings of common stock and private placements of preferred securities, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of June 30, 2021, the condensed statements of operations and the condensed statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 and the related footnote disclosure are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2021 and its results of operations for the three and six month periods presented. The results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on March 16, 2021.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	19%	18%	19%	22%
Medicare Advantage	13%	*	12%	11%
Blue Shield	11%	11%	11%	12%
Janssen (SIMPONI®)	*	23%	*	11%

*	Less than 10%.

	Accounts Receivable
	June 30, 2021	December 31, 2020

Blue Shield	16%	11%
United Healthcare	13%	*
Janssen (SIMPONI®)	*	35%

*	Less than 10%.
For the three months ended June 30, 2021 and 2020, approximately 81% and 60%, respectively, of the Company's revenue was related to the AVISE® CTD test. For the six months ended June 30, 2021 and 2020, approximately 81% and 72%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For each of the three and six months ended June 30, 2021 and 2020, approximately 97% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Healthcare insurers	$7,381	$4,138	$13,408	$10,200
Government	2,394	1,807	4,403	4,052
Client(1)	2,427	746	4,392	1,828
Other(2)	270	206	556	401
Janssen (SIMPONI®)	300	2,051	600	2,051
Total revenue	$12,772	$8,948	$23,359	$18,532
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$112,576	$57,448
Restricted cash	100	100
	$112,676	$57,548
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (each, a payor) consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (i.e., hospitals, other laboratories, etc.), and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
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
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement (as amended from time to time, the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States. In August 2021, the Company and Janssen mutually agreed to terminate the Janssen Agreement effective on August 31, 2021.
Pursuant to the Janssen Agreement, the Company was responsible for the costs associated with its sales force over the course of such co-promotion. Janssen was responsible for all other aspects of the commercialization of SIMPONI® under the Janssen Agreement. In exchange for the Company's sales and co-promotional services, the Company was entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For the first and second quarters of 2020, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020, the Janssen Agreement was amended to adjust the predetermined average baseline for the third and fourth quarters of 2020. The Janssen Agreement was further amended in June 2020 and December 2020 to adjust the predetermined average baseline for prescribed units for the quarters ending December 31, 2020 and March 31, 2021 and was subject to further adjustment under certain circumstances. In June 2021, the Janssen Agreement was again amended to proportionally increase the baseline for prescribed units for the quarter ended June 30, 2021 to reflect the addition of certain geographies to the sales territories covered by the Janssen Agreement. For the first and second quarters of 2021, the Company is entitled to an amended tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units, and the Company is entitled to receive a promotion fee of at least $0.3 million, but capped at 10% above the adjusted predetermined baseline.

In connection with the Janssen Agreement's termination, the Company is entitled to receive an aggregate of $0.6 million in consideration. During the remainder of the term of the Janssen Agreement and the 9 month period immediately following its termination on August 31, 2021, the Company will be restricted from promoting any other biologic or Janus kinase inhibitor used for treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent.
The Company's obligations relating to sales and co-promotion services for SIMPONI® was a series of single performance obligations since Janssen simultaneously received and consumed benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations was based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the Amended Janssen Agreement is cancelable. The Company recognized co-promotion revenue of approximately $0.3 million and $2.1 million during the three months ended June 30, 2021 and 2020, respectively. The Company recognized co-promotion revenue of approximately $0.6 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.6 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The fair value of stock options and purchases under the Company's 2019 Employee Stock Purchase Plan (ESPP) rights is determined using the Black-Scholes-Merton (BSM) option pricing model, which requires management to make certain assumptions regarding a number of complex and subjective variables. Equity award forfeitures are recorded as they occur.
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
The fair value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date and generally vest from the grant date in four equal annual installments subject to the holder's continued service with the Company. The Company issues new shares to satisfy restricted stock units upon vesting.

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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares in 2021 used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options and restricted stock units outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three and six months ended June 30, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants to purchase common stock	426,827	426,827	426,827	426,827
Common stock options	2,123,617	1,677,000	2,123,617	1,677,000
Restricted stock units	375,525	—	375,525	—
Employee stock purchase plan	12,525	10,259	12,525	10,259
Total	2,938,494	2,114,086	2,938,494	2,114,086

Government Assistance Grant Income
Government assistance grants which are unconditional when received and intended to compensate for expenses incurred or replace lost revenue are recognized when those expenses are incurred or during the period that lost revenue is experienced, and the net amount is included in other income in the accompanying condensed statements of operations.
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

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Diagnostic testing supplies	$986	$1,203
Prepaid product royalties	61	68
Prepaid maintenance and insurance contracts	1,701	2,229
Other prepaid and other current assets	424	659
Prepaid and other current assets	$3,172	$4,159

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture and fixtures	$83	$64
Laboratory equipment	3,856	2,679
Computer equipment and software	1,079	927
Leasehold improvements	1,132	1,072
Construction in progress	252	301
Total property and equipment	6,402	5,043
Less: accumulated depreciation and amortization	(3,348)	(2,941)
Property and equipment, net	$3,054	$2,102
Depreciation and amortization expense for each of the three months ended June 30, 2021 and 2020 was approximately $0.2 million, and for the six months ended June 30, 2021 and 2020, was approximately $0.4 million and $0.3 million, respectively. At June 30, 2021 and December 31, 2020, the gross book value of assets under capital lease was $2.3 million and $1.2 million, respectively, and is classified in "Laboratory equipment" in the table above.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$3,491	$3,589
Accrued interest	144	147
Accrued purchases of goods and services	570	311
Accrued royalties	193	221
Accrued clinical study activity	269	228
Capital lease obligations, current portion	547	308
Other accrued liabilities	601	953
Accrued and other current liabilities	$5,815	$5,757

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. At June 30, 2021, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2019, the Company executed the First Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the Loan Amendment is 8.5%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2022, after which interest accrues at an annual rate of 8.5%. The Company has estimated the effective interest rate of this loan to be approximately 10%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2022. Upon repayment of the final installment under the Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For each of the three months ended

June 30, 2021 and 2020, the Company issued PIK Loans totaling $0.1 million. For each of the six months ended June 30, 2021 and 2020, the Company issued PIK Loans totaling $0.3 million.
The Loan Amendment requires a prepayment premium of 2% of the aggregate outstanding principal. The prepayment premium decreases by 1% on November 19, 2021 and 2022.
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
At June 30, 2021, the Company was in compliance with all covenants of the Loan Amendment.
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
Future Minimum Payments on the Outstanding Borrowings
As of June 30, 2021, future minimum aggregate payments, including interest, for outstanding borrowings under the Loan Amendment are as follows (in thousands):

June 30, 2021
2021 (remaining)	$889
2022	2,996
2023	15,619
2024	14,280
Total	33,784
Less:
Unamortized debt discount and issuance costs	(249)
Interest	(6,462)
Total borrowings, net of discounts and debt issuance costs	$27,073

Note 5. Commitments and Contingencies
Leases
As of June 30, 2021, the Company leases office and laboratory space in Vista, California, under leases that expire in January 2026, with an option to extend a portion of the lease for an additional 5-year period. In addition, the Company also leases additional office space in Vista, California, under a lease that expires in January 2026 with an option to extend the lease for an additional 5-year period. The Company's lease payments under each of these leases are subject to escalation clauses.
For the three months ended June 30, 2021 and 2020, rent expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, rent expense was $0.3 million and $0.2 million, respectively.
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Cypress Bioscience, Inc. in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. As of June 30, 2021 and December 31, 2020, the remaining potential milestone obligation is for an additional $2.0 million payment to Prometheus Laboratories, Inc. (Prometheus) for which the fair value was determined to be zero at June 30, 2021 and December 31, 2020.
In addition, the Company has ongoing royalty payment obligations of 2.5% on net sales of products which incorporate certain acquired technologies. Future royalties payable under these arrangements are limited to the lesser of (i) an aggregate of $1.2 million (including an upfront payment of $100,000) and (ii) the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments ranging from 1.5% to 3.0% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when earned and recorded in costs of revenue in the accompanying condensed statement of operations.
In May 2021, the Company entered into an exclusive license agreement with Allegheny Health Network Research Institute, or AHN, to obtain an exclusive license to AHN's patent rights in certain inventions, pursuant to which the Company paid AHN an initial license fee of $0.4 million. In addition, under the terms of the exclusive license agreement, the Company is required to pay the greater of royalties in the low single digits on net sales of diagnostic tests using the assigned patents or a flat annual minimum royalty amount, pending approvals and commercialization.
Supply Agreement
In September 2020, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $4.1 million and $6.0 million for the years ended December 31, 2021 and 2022, respectively, with a 15% annual increase thereafter through the year ended December 31, 2025.
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with AHN, pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million for each year during the initial term of the agreement. Collaboration expenses under the master research collaboration agreement were $67,000 for the three and six months ended June 30, 2021. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payors and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or that the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities.

Note 6. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$105,719	$105,719	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,507	$34,507	$—	$—
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
Exchange Agreement
On June 22, 2021, the Company entered into an exchange agreement (the Exchange Agreement) with an Investor and its affiliates (the Exchanging Stockholders), pursuant to which the Company exchanged an aggregate of 804,951 shares of the Company's common stock owned by the Exchanging Stockholders for pre-funded warrants (the Exchange Warrants) to purchase an aggregate of 804,951 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.001 per share. The Exchange Warrants do not expire and are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the Company's common stock, which percentage may change at the Exchanging Stockholder's election to any other percentage upon 61 days' notice to the Company. The Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity and the fair value of the Exchange Warrants was recorded as an increase to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2021, none of the Exchange Warrants have been exercised.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of June 30, 2021:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	252,798	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	69,176	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants	83,778	14.32	September 7, 2017	September 7, 2024
Common stock warrants	20,944	14.32	December 7, 2018	December 7, 2025
Common stock warrants (Exchange Warrants)	804,951	0.001	June 22, 2021	None
	1,231,778

Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant. As of June 30, 2021, 1,112,598 shares of common stock remained available for future awards.
2019 Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of June 30, 2021, 345,493 shares of common stock remained available for issuance under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	1,975,761	$11.81	8.71	$6,750
Granted	214,850	$17.11
Exercised	(9,436)	$8.41
Forfeited	(54,766)	$12.12
Expired	(2,792)	$26.27
Outstanding, June 30, 2021	2,123,617	$12.33	7.96	$8,932
Vested and expected to vest, June 30, 2021	2,123,617	$12.33	7.96	$8,932
Options exercisable, June 30, 2021	812,611	$10.04	7.47	$5,125
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. As of June 30, 2021, total unrecognized compensation cost related to option awards was $9.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2020	—	$—	$—
Awards granted	389,700	$17.19
Awards released	—	$—
Awards canceled	(14,175)	$16.29
Outstanding, June 30, 2021	375,525	$17.22	$5,629
As of June 30, 2021, all of the outstanding restricted stock units are unvested. As of June 30, 2021, total unrecognized compensation cost related to restricted stock units was $6.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years.
Stock-Based Compensation Expense
Stock Options
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	83%	51%	83%-84%	47%-51%
Risk-free interest rate	1.1%	0.4%	0.8%-1.1%	0.4%-1.7%
Dividend yield	—	—	—	—
Expected term (in years)	5.50-6.08	5.50-6.08	5.50-6.08	5.50-6.08
Employee Stock Purchase Plan
The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	60%	58%	60%	58%
Risk-free interest rate	0.1%	1.1%	0.1%	1.1%
Dividend yield	—	—	—	—
Expected term (in years)	0.50	0.50	0.50	0.50
Stock-based compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, total unrecognized compensation cost related to stock purchase rights granted under the ESPP was an immaterial amount, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years.
Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the condensed statement of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$61	$6	$72	$12
Selling, general and administrative	1,049	564	1,840	986
Research and development	175	77	285	80
Total	$1,285	$647	$2,197	$1,078

Note 9. COVID-19
During 2020, due to the worldwide COVID-19 pandemic, the Company experienced a reduction in patient test volumes, delays in patient enrollment in ongoing and planned clinical studies, and delays in the procurement of its testing supplies. In response to the pandemic, the Company has curtailed non-essential employee travel, equipped employees with the ability to work remotely with the exception of clinical laboratory employees, and reduced marketing spend and employee headcount. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, including, the success of ongoing vaccination efforts, the emergence and prevalence of variant strains of COVID-19, the institution or reinstitution of shutdowns, "stay-at-home-orders" and other public health measures as well as the related economic impact of these matters on local, regional and international markets.

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
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 81% and 72% of our revenue for the six months ended June 30, 2021 and 2020, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
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
We perform all of our AVISE® tests in our approximately 10,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory reports all AVISE® testing product results within five business days. In the second half of 2021, we expect to begin the conversion of approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space, and expect to complete such conversion in the third quarter of 2022. The expansion of our clinical laboratory and research and development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of development of tests for fibromyalgia, RA, thrombosis and lupus nephritis.
We market our AVISE® testing products using our specialized sales force. As of June 30, 2021, we have a sales force of 60 representatives covering a total of 63 territories. Unlike many diagnostic sales forces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our sales force coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and history using our portfolio of testing products.
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
Since inception we have devoted substantially all of our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of June 30, 2021 we had an accumulated deficit of $193.9 million. We incurred net losses of $12.6 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. We completed our initial public offering, or IPO, in September 2019, raising net proceeds from the offering of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and offering costs of $4.4 million. As of June 30, 2021, we had $112.6 million of cash and cash equivalents.
Impact of COVID-19
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun a phased re-opening, although the potential to return to prior restrictions remains if there are increases (or, in some jurisdictions, continued increases) in new cases of COVID-19 or any of its viral variants in the future. Even in areas where "stay-at-home" restrictions have been lifted and the number of COVID-19 cases have declined, many individuals remain cautious about resuming activities such as preventative-care medical visits. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020 and we experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. In the fourth quarter 2020, our volume of AVISE® CTD tests delivered substantially recovered to pre-COVID-19 levels. For the three months ended June 30, 2021 as compared to the same period in 2020, we experienced a AVISE® CTD test volume increase of approximately 80%. For the six months ended June 30, 2021 as compared to the same period in 2020, we experienced a AVISE® CTD test volume increase of approximately 37%. However, the continued spread of COVID-19, the extent of which is highly uncertain, may adversely affect testing volumes in future periods.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve volume-based pricing discounts with our key suppliers and absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. We have also experienced delays in procurement of our testing supplies due to suppliers rationing testing supplies and prioritizing COVID-19 testing beginning in the first quarter of 2021, which may continue into the future, and our partners may also experience a disruption in their ability to readily obtain supply. Our sales force has been, and for an extended period of time may continue to be limited, in their in-person interactions with healthcare providers, and therefore, also limited in their ability to engage in various types of healthcare provider education activities. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise distracted. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
In response to the COVID-19 pandemic, we initially curtailed non-essential travel and have equipped most of our employees with the ability to work remotely with the exception of our clinical laboratory employees, and implemented measures to protect the health of our employees and to support the functionality of our clinical laboratory, such as providing personal protective equipment (including face masks or shields) and maintaining social distancing. In addition, in the second quarter of 2020, our sales force recommenced certain field-based interactions and scaled marketing spend, although access to healthcare providers remains limited and the use of virtual sales tools has increased. From March 2020 through December 31, 2020, as a result of the COVID-19 pandemic, we terminated our temporary employees and 18 full-time employees, which included three employees at the vice president level. The full extent of which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, including, the success of ongoing vaccination efforts, the emergence and prevalence of variant strains of COVID-19, the institution or reinstitution of shutdowns, "stay-at-home-orders" and other public health measures as well as the related economic impact of these matters on local, regional and international markets.

Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since the launch of AVISE® CTD in 2012 and through June 30, 2021, we have delivered over 549,000 of these tests. Through the second quarter of 2021, 62,357 AVISE® CTD tests were delivered, representing approximately 37% growth over the same period in 2020. The number of ordering healthcare providers in the second quarter of 2021 was a record 1,934, representing an approximate 34% increase over the same period in 2020, and we had a record 703 adopting healthcare providers (defined as those who previously prescribed at least 11 diagnostic tests in the corresponding period) compared to 428 in the same period in 2020. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 99% of adopting healthcare providers from the first quarter of 2021 ordered at least one diagnostic test in the second quarter of 2021. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Success of Synergistic Partnerships.    In August 2021, we mutually agreed to terminate the Janssen Agreement regarding our promotion efforts with SIMPONI® effective August 31, 2021. Our SIMPONI promotion efforts contributed approximately $0.6 million and $2.1 million in revenue for the six months ended June 30, 2021 and 2020, respectively. We will continue to rely on our existing testing products to drive revenue growth and intend to leverage our integrated testing and therapeutics strategy to establish partnerships with a focus on the development and commercialization of therapeutics that are synergistic with our testing products.
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
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we are responsible for the costs associated with our sales force in promoting SIMPONI® in the United States. In August 2021, the Company and Janssen mutually agreed to terminate the Janssen Agreement effective on August 31, 2021. Pursuant to the Janssen Agreement, Janssen was responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we were entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. For the quarter ended June 30, 2020, the tiered promotion fee ranged from $750 to $1,250 per prescription over a predetermined baseline. Due in part to COVID-19, in June 2020 we amended the Janssen Agreement, to adjust the predetermined average baseline for the third and fourth quarters of 2020. In December 2020, we further amended the Janssen Agreement, to adjust the average baseline for total prescribed units of SIMPONI® for the quarters ending December 31, 2020 and March 31, 2021, subject to further adjustment under certain circumstances. In June 2021, the Janssen Agreement was again amended to proportionally increase the baseline for prescribed units for the quarter ending June 30, 2021 to reflect the addition of certain geographies to the sales territories covered by the Janssen Agreement. For the first and second quarters of 2021, we are entitled to an amended quarterly tiered promotion fee ranging from $500 to $1,000 per prescription based on the incremental increase in total prescribed units of SIMPONI® for that quarter over the predetermined baseline, and we are entitled to receive a minimum promotion fee of $0.3 million and the fee will be capped at 10% above the adjusted predetermined baseline. In connection with the Janssen Agreement's termination, we are entitled to receive an aggregate of $0.6 million in consideration. During the remainder of the term of the Janssen Agreement and the 9 month period immediately following its termination on August 31, 2021, we will be restricted from promoting any other biologic or Janus kinase inhibitor used for treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent.
We recognized approximately $0.6 million and $2.1 million in revenue for the six months ended June 30, 2021 and 2020, respectively, for our promotional efforts under the Janssen Agreement.
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

Financial Overview
Revenue
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. We primarily market our testing products to rheumatologists in the United States. The rheumatologists who order our testing products and to whom results are reported are generally not responsible for payment for these products. The parties that pay for these services, or payors, consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (e.g. hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
We recognize revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers. We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by payor. These assessments require significant judgment by management.

Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products, and increase our reimbursement and collection rates for tests delivered.
As discussed above, our volume of AVISE® CTD tests delivered substantially recovered to pre-COVID-19 levels in the fourth quarter 2020. However, the continued spread of COVID-19, including any of its viral variants, may adversely affect testing volumes in future periods, and the extent of any such adverse effects is highly uncertain.
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
Each payor, whether a commercial third-party, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our costs of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each period's billings.
Assuming future testing volumes are not negatively impacted by the continued spread of COVID-19, we expect that our costs of revenue will increase in absolute dollars as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to volume discounts on materials and shipping costs and other volume efficiencies we may gain as the number of tests we perform increases. As discussed above, the continued spread of COVID-19 may adversely affect testing volumes which may result in an increase in cost per test due to our inability to realize volume efficiencies.
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

Other (Expense) Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents and amount received under the CARES Act Provider Relief Fund in the second quarter of 2020.
Income Tax Benefit
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020
	(unaudited, in thousands)
Revenue	$12,772	$8,948	$3,824
Operating expenses:
Costs of revenue	5,451	3,338	2,113
Selling, general and administrative expenses	11,171	8,276	2,895
Research and development expenses	1,892	751	1,141
Total operating expenses	18,514	12,365	6,149
Loss from operations	(5,742)	(3,417)	(2,325)
Interest expense	(663)	(635)	(28)
Other (expense) income, net	(5)	689	(694)
Net loss	$(6,410)	$(3,363)	$(3,047)
Revenue
Revenue increased $3.8 million, or 42.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in the number of diagnostic tests delivered resulting in part from volume reductions experienced in late March 2020 as a result of the COVID-19 pandemic. The number of AVISE® CTD tests delivered, which accounted for 81% and 60% of revenue in the three months ended June 30, 2021 and 2020, respectively, increased to 33,328 tests delivered in the three months ended June 30, 2021 compared to 18,522 tests delivered in the same 2020 period. The adoption of the AVISE® CTD test by rheumatologists for the three months ended June 30, 2021 increased to 1,934 ordering healthcare providers as compared to 1,442 ordering healthcare providers in the same 2020 period. The increase in revenue was partially offset by a decrease in revenue from the co-promotion of SIMPONI® during the three months ended June 30, 2021 to approximately $0.3 million compared to approximately $2.1 million during the three months ended June 30, 2020.
Costs of Revenue
Costs of revenue increased $2.1 million, or 63.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increased direct costs such as materials and supplies, labor and shipping and handling associated with the increase in test volume in 2021 compared to 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.9 million, or 35.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $2.2 million of employee related expenses, including stock-based compensation and recruitment expenses, and increases related to audit and professional services of $0.2 million, insurance expenses of $0.3 million, marketing expenses of $0.1 million and facilities expenses of $0.1 million.

Research and Development Expenses

Research and development expenses increased $1.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increases related to license fees of $0.4 million, clinical trial expenses of $0.4 million, employee related expenses, including stock-based compensation, of $0.2 million and laboratory supplies expense of $0.1 million.
Interest Expense
Interest expense remained substantially consistent for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Other (Expense) Income, Net
Other (expense) income, net, decreased $0.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by the $0.7 million we received under the CARES Act Provider Relief Fund due to lost revenues attributable to COVID-19 in the second quarter of 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020
	(unaudited, in thousands)
Revenue	$23,359	$18,532	$4,827
Operating expenses:
Costs of revenue	10,162	7,883	2,279
Selling, general and administrative expenses	21,211	17,902	3,309
Research and development expenses	3,295	1,385	1,910
Total operating expenses	34,668	27,170	7,498
Loss from operations	(11,309)	(8,638)	(2,671)
Interest expense	(1,308)	(1,266)	(42)
Other (expense) income, net	(2)	860	(862)
Loss before income taxes	(12,619)	(9,044)	(3,575)
Income tax benefit	—	118	(118)
Net loss	$(12,619)	$(8,926)	$(3,693)
Revenue
Revenue increased $4.8 million, or 26.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in the number of diagnostic tests delivered resulting in part from volume reductions experienced in late March 2020 as a result of the COVID-19 pandemic. The number of AVISE® CTD tests delivered, which accounted for 81% and 72% of revenue in the six months ended June 30, 2021 and 2020, respectively, increased to 62,357 tests delivered in the six months ended June 30, 2021 compared to 45,648 tests delivered in the same 2020 period. The adoption of the AVISE® CTD test by rheumatologists for the six months ended June 30, 2021 increased to 2,236 ordering healthcare providers as compared to 1,950 ordering healthcare providers in the same 2020 period. The increase in revenue was partially offset by a decrease in revenue from the co-promotion of SIMPONI® during the six months ended June 30, 2021 to approximately $0.6 million compared to approximately $2.1 million during the six months ended June 30, 2020.
Costs of Revenue
Costs of revenue increased $2.3 million, or 28.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to increased direct costs such as materials and supplies, labor and shipping and handling associated with the increase in test volume in 2021 compared to 2020, partially offset by decreased royalty costs.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million, or 18.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $2.6 million of employee related expenses, including stock-based compensation and recruitment expenses, and increases related to insurance expenses of $0.3 million, audit and professional services of $0.1 million and facilities expenses of $0.2 million. The first quarter of 2020 included one-time restructuring charges of approximately $0.2 million.

Research and Development Expenses
Research and development expenses increased $1.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to increases related to clinical trial expenses of $0.7 million, employee related expenses, including stock-based compensation and recruitment expenses, of $0.5 million, license fees of $0.4 million and laboratory supplies expense of $0.2 million.
Interest Expense
Interest expense remained substantially consistent for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Other (Expense) Income, Net
Other (expense) income, net, decreased $0.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily driven by the $0.7 million we received under the CARES Act Provider Relief Fund due to lost revenues attributable to COVID-19 in the second quarter of 2020 and lower money market interest rates in 2021 compared to 2020.
Income Tax Benefit
Income tax benefit decreased $0.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a change in tax law under the CARES Act enacted in 2020 that resulted in an income tax benefit during the six months ended June 30, 2020.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2021 and 2020, we incurred a net loss of $12.6 million and $8.9 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of June 30, 2021, we had an accumulated deficit of $193.9 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Through the date of our IPO in September 2019, our operations were financed primarily from sales of our common stock and redeemable convertible preferred stock and borrowings under various debt financings. In September 2019, we completed our IPO and received net proceeds of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. On November 10, 2020, we filed a registration statement on Form S-3, or the Shelf Registration Statement, covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, which Shelf Registration Statement became effective on November 19, 2020. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share, which shares were sold under the Shelf Registration Statement. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and other offering expenses of $4.4 million. As of June 30, 2021, we had $112.6 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
In September 2017, we entered into the loan and security agreement with Innovatus under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the loan agreement. In November 2019, we amended the loan and security agreement with Innovatus, which we collectively refer to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the loan term is for five years with a final maturity date of November 2024. The Amended Loan Agreement accrues interest at an annual rate of 8.5%, of which 2.0%, during the first 36 months, will be treated as paid in-kind interest. Paid in-kind interest is added to the principal balance each period. After the initial 36 months of the loan, the entire 8.5% will be paid in cash at the end of each period. On or after the first anniversary of the Loan Amendment, but before the second anniversary of the Loan Amendment, we may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium. Prepayment before the second anniversary of the Loan Amendment may only occur for specified reasons in the Amended Loan Agreement. The prepayment premium decreases by 1% at each of the second anniversary and the third anniversary of the Loan Amendment.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million, performance covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. At June 30, 2021, we were in compliance with all covenants of the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
In connection with the execution of the loan and security agreement with Innovatus in November 2017, we issued the lender a seven-year warrant to purchase 15,384,615 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share, and in December 2018, in connection with the additional $5.0 million borrowed under the loan and security agreement, we issued to the lender a seven-year warrant to purchase 3,846,154 shares of our Series F redeemable convertible preferred stock at an exercise price of $0.078 per share. In connection with the completion of our IPO in September 2019, the warrants were automatically converted into warrants exercisable for an aggregate of 104,722 shares of common stock at an exercise price of $14.32 per share.
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
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of and reimbursement for our AVISE® testing products, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. We expect to make significant investments for laboratory equipment and capital expenditures in the near term related to our laboratory facilities and expansion of research capabilities, including an investment to convert approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space. We expect to begin such conversion in the second half of 2021 and complete such conversion in the third quarter of 2022. The expansion of our clinical laboratory and research development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of development of tests for fibromyalgia, RA, thrombosis and lupus nephritis. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
•fluctuations in working capital;
•the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation, utility and outcome studies as well as the success of our development efforts;
•the additional costs we may incur as a result of operating as a public company;
•the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products as well as the success of our existing partnerships and/or in-licenses; and
•the costs associated with our promotion of other therapeutics, including the expansion of our sales capabilities, and the extent and timing of generating revenue from each such promotion.
Until such time, if ever, as we can generate revenue to support our costs structure, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our relationships with parties such as our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
(in thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(8,762)	$(8,057)
Investing activities	(881)	(237)
Financing activities	64,771	(90)
Net change in cash, cash equivalents and restricted cash	$55,128	$(8,384)

Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $8.8 million and primarily resulted from (i) our net loss of $12.6 million adjusted for non-cash charges of $3.0 million related to stock-based compensation, depreciation, amortization and non-cash interest and (ii) changes in our net operating assets of $0.8 million primarily related to net decreases in prepaid expenses and other current assets.
Net cash used in operating activities for the six months ended June 30, 2020 was $8.1 million and primarily resulted from (i) our net loss of $8.9 million adjusted for non-cash charges of $1.6 million related to depreciation, amortization, stock-based compensation, non-cash interest and deferred income taxes and (ii) changes in our net operating assets of $0.7 million primarily related to net increases in accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $0.9 million and $0.2 million, respectively, and was due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided in financing activities for the six months ended June 30, 2021 was $64.8 million primarily resulting from the net proceeds received from our public offering in March 2021 of $64.7 million and proceeds from ESPP purchases, partially offset by principal payments on capital lease obligations.
Net cash used in financing activities for the six months ended June 30, 2020 was $0.1 million and primarily resulted from principal payments on capital lease obligations, as well as proceeds from our unsecured loan pursuant to the U.S. Small Business Administration Paycheck Protection Program of the CARES Act, which we subsequently repaid in May 2020.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2021 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, other than as set forth in Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Please see Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies.
Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission, or the SEC.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." The JOBS Act permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which such fifth anniversary will occur in 2024. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we may cease to be an emerging growth company prior to the end of such five-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy
Our business is subject to risks arising from epidemic diseases, such as the continuing global pandemic of the COVID-19 coronavirus.
The current COVID-19 worldwide pandemic has presented substantial public health challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing varying forms of "stay-at-home" orders, restricting business functions outside of one's home, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun a phased re-opening, although the potential to return to prior restrictions remains if there are increases (or, in some jurisdictions, continued increases) in new cases of COVID-19 or any of its viral variants in the future. The duration of any restrictions may also vary depending on the ultimate success of ongoing vaccination efforts. Even in areas where "stay-at-home" restrictions, masking and social distancing measures have been lifted and the number of COVID-19 cases have declined, some jurisdictions are considering re-imposing these measures as variant strains emerge. Many individuals remain cautious about resuming activities such as preventative-care medical visits. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, third-party shipping carriers, government and third-party payors and other members of our supply chain may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. As a result of COVID-19 related limitations and reordering of priorities across the U.S. healthcare system, a reduction in patient flow occurred and our test volumes began to decrease in the second half of March 2020 and we experienced an AVISE® CTD volume decrease of approximately 5% in the year ended December 31, 2020 as compared to 2019. In the fourth quarter 2020, our volume of AVISE® CTD tests delivered substantially recovered to pre-COVID-19 levels. For the three months ended June 30, 2021 as compared to the same period in 2020, we experienced an AVISE® CTD volume increase of approximately 80%. For the six months ended June 30, 2021 as compared to the same period in 2020, we experienced a AVISE® CTD test volume increase of approximately 37%. However, the continued spread of COVID-19 may adversely affect testing volumes in future periods, the extent of which is highly uncertain. Healthcare providers and patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures, contributing to a decline in orders of our testing products. The economic downturn may also result in closures of the practices of our primary customers.
In addition, we believe there are several other important factors that have impacted, and that we expect will impact our operating performance and results of operations, including shutdowns of our facilities and operations as well as those of our suppliers and courier services, disruptions to the supply chain of material needed for our tests, our sales and commercialization activities and our ability to receive specimens and perform or deliver the results from our tests, delays in reimbursement and coverage decisions from Medicare and third-party payors and in interactions with regulatory authorities, as well as our inability to achieve or re-negotiate volume-based discounts with our key suppliers and to absorb fixed laboratory expenses. For example, we have experienced delays in patient enrollment for ongoing and planned clinical studies involving our tests, which may delay or prevent launch of future test products. Our sales force has been, and for an extended period of time may continue to be limited to their in-person interactions with healthcare providers, and therefore, also limited their ability to engage in various types of healthcare provider education activities. The portion of our workforce which has been working remotely in an effort to reduce the spread of COVID-19, may be infected from the virus or otherwise impaired. We have also experienced delays in procurement of our testing supplies due to suppliers rationing testing supplies and prioritizing COVID-19 testing beginning in the first quarter of 2021, which may continue into the future, and our partners, may also experience a disruption in their ability to readily obtain supply. We may also face increased competition for laboratory employees due to the increased demand in the industry for such personnel. We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.

Our laboratory operations, including laboratory employees and medical directors, may be subject to closure or shut down, either due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Disruptions in our laboratory operations could have a material adverse effect on our business and could impede our ability to process tests in a timely manner, or at all.
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
•achieve and maintain required regulatory certifications, including the hiring of appropriately licensed laboratory personnel;
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
•difficulty in accessing archival patient blood specimens, especially specimens with known clinical results; or
•failure of clinical validation, utility and outcome studies to support the effectiveness of the test.
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
In the second half of 2021, we expect to begin the conversion of approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space in order to develop molecular and multiomic capabilities. We have not yet developed any molecular or multiomic testing products nor do we have experience developing and integrating molecular biomarkers into new or existing testing products, and we may never be successful doing so in the future. As a result, there is considerable risk that the expansion of our clinical laboratory and research and development facility may not lead to the development of additional testing products that generate meaningful revenue. Further, as we begin to expand our clinical laboratory and research and development facility in order to develop molecular and multiomic capabilities, we expect to need to make significant investments in key personnel and highly trained scientists with relevant experience to handle the increased operations and development of molecular biomarkers.
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
Our future growth depends, in part, on our ability to execute on our strategy of integrating the promotion of our existing and future proprietary testing products with the promotion of therapeutics through third party collaborations and strategic partnerships, and we may be unsuccessful in our efforts to establish relationships with these third parties or our promotion efforts after any of these relationships are established, which could adversely affect our ability to implement this strategy.
We intend to integrate our historical testing products business with the promotion of therapeutics in an integrated testing and therapeutics strategy. Our integrated testing and therapeutics strategy would leverage our sales and marketing efforts, targeting rheumatologists for the commercialization of our testing products in co-promotion with therapeutics. As a result, our future growth is dependent, in part, on the success of this strategy. The Janssen Agreement will be terminated effective as of August 31, 2021. While we remain committed to the strategy of providing an integrated testing and therapeutics model, we may be unsuccessful in our efforts to establish relationships with collaborators in the future. Even if we successfully establish these relationships, our ability to effectively implement this strategy will include creating demand for the applicable therapeutic through our or our collaborator's commercial and sales activities. Moreover, we may encounter difficulties in maintaining an effective salesforce in furtherance of these co-promotion efforts. We have a limited history partnering with pharmaceutical companies for the promotion of therapeutics. Consequently, any predictions made about our future success or viability with respect to our promotion activities may not be as accurate as they could be if we had a history of successfully co-promoting therapeutics.
If we fail to successfully establish and maintain relationships with these collaborators and strategic partners, our ability to implement our integrated testing and therapeutics strategy and generate sufficient revenue to grow and sustain our business, and our business, financial condition and results of operations, will be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On September 18, 2019, the SEC declared effective our registration statement on Form S-1 (File No. 333-233446), as amended, filed in connection with our IPO. At the closing of the offering on September 23, 2019, we issued and sold 4,140,000 shares of our common stock at the initial public offering price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $58.0 million, before deducting underwriting discounts, commissions and other offering expenses, which resulted in net proceeds of approximately $50.4 million and offering-related transaction costs of approximately $7.5 million. Cowen and Company, LLC, Cantor Fitzgerald & Co and William Blair & Company, L.L.C. acted as joint book-running managers for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
As of June 30, 2021, we have used approximately $26.4 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on September 20, 2019.
Recent Sales of Unregistered Securities
On June 22, 2021, we entered into an exchange agreement, or the Exchange Agreement, with an Investor and its affiliates, or the Exchanging Stockholders, pursuant to which we exchanged an aggregate 804,951 shares of our common stock owned by the Exchanging Stockholders for pre-funded warrants, or the Exchange Warrants, to purchase an aggregate of 804,951 shares of Common Stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants will not be exercised by the Exchanging Stockholders if, upon giving effect thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the total number of issued and outstanding Common Stock, which percentage may change at the Exchanging Stockholders' election to any other number upon 61 days' notice to us. The Exchange Warrants were issued in reliance on Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2021	804,951	(1)	Not applicable.	Not applicable.
(1) The Exchange Warrants.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Registrant in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Exchange Warrant					X
10.1†	Amendment #4 to Co-Promotion Agreement, dated June 30, 2021					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: August 9, 2021	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)