Form 10-Q
period 2022-03-31
EXAGEN INC.
filed 2022-05-11
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 6, 2022 was 16,256,051.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$89,751	$99,442
Accounts receivable, net	10,911	9,654
Prepaid expenses and other current assets	2,974	3,638
Total current assets	103,636	112,734
Property and equipment, net	6,568	4,772
Operating lease right-of-use assets	5,633	—
Goodwill	5,506	5,506
Other assets	701	433
Total assets	$122,044	$123,445
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,214	$2,492
Operating lease liabilities	949	—
Accrued and other current liabilities	6,721	6,826
Total current liabilities	11,884	9,318
Borrowings-non-current portion, net of discounts and debt issuance costs	27,651	27,478
Non-current operating lease liabilities	5,284	—
Deferred tax liabilities	306	306
Other non-current liabilities	763	1,407
Total liabilities	45,888	38,509
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 16,231,198 and 16,164,994 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	294,552	293,060
Accumulated deficit	(218,412)	(208,140)
Total stockholders' equity	76,156	84,936
Total liabilities and stockholders' equity	$122,044	$123,445
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenue	$10,394	$10,587
Operating expenses:
Costs of revenue	5,817	4,711
Selling, general and administrative expenses	12,152	10,040
Research and development expenses	2,104	1,403
Total operating expenses	20,073	16,154
Loss from operations	(9,679)	(5,567)
Interest expense	(598)	(645)
Other income, net	5	3
Net loss	$(10,272)	$(6,209)
Net loss per share, basic and diluted	$(0.60)	$(0.48)
Weighted-average number of shares used to compute net loss per share, basic and diluted	16,992,391	12,943,237
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2021	16,164,994	$16	$293,060	$(208,140)	$84,936
Issuance of stock from vested restricted stock units and payment of employees' taxes	30,523	—	(115)	—	(115)
Issuance of stock under Employee Stock Purchase Plan	35,681	—	231	—	231
Stock-based compensation	—	—	1,376	—	1,376
Net loss	—	—	—	(10,272)	(10,272)
Balances at March 31, 2022	16,231,198	$16	$294,552	$(218,412)	$76,156

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2020	12,652,308	$13	$223,115	$(181,289)	$41,839
Issuance of stock in public offering, net of issuance costs of $4,435	4,255,000	4	64,705	—	64,709
Exercise of stock options	3,381	—	44	—	44
Issuance of stock under Employee Stock Purchase Plan	14,991	—	175	—	175
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(6,209)	(6,209)
Balances at March 31, 2021	16,925,680	$17	$288,951	$(187,498)	$101,470
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(10,272)	$(6,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	187
Amortization of debt discount and debt issuance costs	38	73
Non-cash interest expense	135	132
Non-cash lease expense	219	—
Stock-based compensation	1,376	912
Changes in assets and liabilities:
Accounts receivable, net	(1,257)	689
Prepaid expenses and other current assets	664	1,061
Other assets	(273)	(48)
Operating lease liabilities	(155)	—
Accounts payable	579	(792)
Accrued and other current liabilities	89	(317)
Net cash used in operating activities	(8,574)	(4,312)
Cash flows from investing activities:
Purchases of property and equipment	(1,087)	(167)
Net cash used in investing activities	(1,087)	(167)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	44
Payment of taxes withheld on vested restricted stock units	(115)	—
Proceeds from common stock issued under Employee Stock Purchase Plan	231	175
Principal payment on finance lease obligations	(146)	(96)
Proceeds from the issuance of common stock in public offering, gross	—	69,144
Payment of issuance costs related to public offering	—	(4,186)
Net cash (used in) provided by financing activities	(30)	65,081
Net change in cash, cash equivalents and restricted cash	(9,691)	60,602
Cash, cash equivalents and restricted cash, beginning of period	99,542	57,548
Cash, cash equivalents and restricted cash, end of period	$89,851	$118,150
Supplemental disclosure of cash flow information:
Cash paid for interest	$424	$439
Supplemental disclosure of non-cash items:
Equipment purchased under finance lease obligations	$—	$384
Costs incurred, but not paid, in connection with capital expenditures	$1,672	$44
Issuance costs included in accounts payable and accrued liabilities	$—	$221
Deferred offering costs reclassified to equity	$—	$28

The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At March 31, 2022, the Company had cash and cash equivalents of $89.8 million and had an accumulated deficit of $218.4 million. Since inception, the Company has financed its operations primarily through a combination of equity financings of common stock and private placements of preferred securities, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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
Impact of COVID-19 Pandemic
Since 2020, due to the worldwide COVID-19 pandemic, the Company began to experience a reduction in patient test volumes, delays in patient enrollment in ongoing and planned clinical studies, and delays in the procurement of its testing supplies. The full extent to which the COVID-19 pandemic will directly or indirectly continue to impact the Company's business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, including, the success of ongoing vaccination efforts, the emergence and prevalence of variant strains of COVID-19, the institution or reinstitution of shutdowns, "stay-at-home-orders" and other public health measures as well as the related economic impact of these matters on local, regional and international markets.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of March 31, 2022, the condensed statements of operations and the condensed statements of stockholders' equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2022 and its results of operations for the three month periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on March 22, 2022.
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
Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to revenue recognition, estimated incremental borrowing rate for the determination of the Company's operating lease right-of-use (ROU) assets, the fair value of financial instruments measured at fair value, the recoverability of its long-lived assets (including goodwill) and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2022	2021
Medicare	20%	18%
Medicare Advantage	15%	12%
Blue Shield	13%	12%

	Accounts Receivable
	March 31, 2022	December 31, 2021

United Healthcare	20%	18%
Blue Shield	19%	19%

For the three months ended March 31, 2022 and 2021, approximately 84% and 81%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended March 31, 2022 and 2021, approximately 95% and 98%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.

Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Healthcare insurers	$6,423	$6,027
Government	2,120	2,009
Client(1)	1,591	1,965
Other(2)	260	286
Janssen (SIMPONI®)	—	300
Total revenue	$10,394	$10,587
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$89,751	$99,442
Restricted cash	100	100
	$89,851	$99,542
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (each, payors) consist of healthcare insurers, government payors (primarily Medicare and Medicaid), client payors (i.e., hospitals, other laboratories, etc.), and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
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
Pursuant to the Janssen Agreement, as amended, the Company was responsible for the costs associated with its sales force over the course of such co-promotion. Janssen was responsible for all other aspects of the commercialization of SIMPONI® under the Janssen Agreement. In exchange for the Company's sales and co-promotional services, the Company was entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The Company's obligations relating to sales and co-promotion services for SIMPONI® were a series of single performance obligations since Janssen simultaneously received and consumed benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations was based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit since the Janssen Agreement, as amended, was cancelable. The Company recognized no co-promotion revenue and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. The related expenses for marketing SIMPONI® are included in selling, general and administrative expenses and are expensed as incurred.

Upon the termination of the Janssen Agreement on August 31, 2021, the Company became entitled to receive an aggregate of $0.6 million in consideration, which was earned in the year ended December 31, 2021. Pursuant to the terms of the termination, the Company is restricted from promoting any other biologic or Janus kinase inhibitor used for the treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent until May 31, 2022.
Leases
The Company categorizes leases at their commencement as either operating or finance leases. Effective January 1, 2022 upon adoption of ASC 842, the Company recognizes operating lease ROU assets and operating lease liabilities for each lease arrangement identified. Lease liabilities are recorded at the present value of future lease payments discounted using the Company's incremental borrowing rate for the lease established at the commencement date and ROU assets are measured at the amount of the lease liability plus any initial direct costs, less any lease incentives received before commencement. Lease expense is recognized as a single lease cost over the lease term on a straight-line basis. The Company has elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components for its leases. See Note 5 for details on the Company's leases.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.3 million for each of the three months ended March 31, 2022 and 2021, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The fair value of stock options and purchases under the Company's 2019 Employee Stock Purchase Plan (ESPP) rights are determined using the Black-Scholes-Merton (BSM) option pricing model, which requires management to make certain assumptions regarding a number of complex and subjective variables. Equity award forfeitures are recorded as they occur.
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
Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares in 2022 used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options, restricted stock units outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three months ended March 31, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Warrants to purchase common stock	409,108	426,827
Common stock options	2,002,039	2,041,580
Restricted stock units	878,575	185,000
Employee stock purchase plan	6,929	2,869
Total	3,296,651	2,656,276
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
Recent Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), the Company meets the definition of an emerging growth company (EGC). The Company has elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.
In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financing Instruments-Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-EGCs, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For EGCs, the standard was to be effective for fiscal years beginning after December 15, 2021. However, in November 2019, the FASB issued ASU 2019-10, which included a one-year deferral of the effective date of ASU 2016-13 for certain entities. As a result, the ASU 2016-13 is now effective for EGCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of Topic 326 on its condensed financial statements.
Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its condensed financial statements. On January 1, 2022, the Company adopted ASU 2016-12 using the modified retrospective transition method. Periods prior to January 1, 2022 have not been restated for the adoption of ASC 842 and continue to reflect the accounting treatment of leases in accordance with the prior lease accounting guidance, ASC 840, Leases. The Company adopted the new lease standard using a cumulative effect to accumulated deficit and there was no impact to accumulated deficit upon adoption. The Company elected the package of practical expedients, which among other things allowed the Company to carry forward its historical lease classification. As part of the adoption, the Company recorded operating lease liabilities of $6.4 million, operating lease ROU assets of $5.9 million, adjusted for deferred rent and lease incentive obligations of $0.5 million previously included in other non-current liabilities and accrued and other current liabilities, pertaining to its office and laboratory space operating leases. See Note 5 for details on the Company's leases.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Diagnostic testing supplies	$998	$1,091
Prepaid product royalties	46	49
Prepaid maintenance and insurance contracts	1,865	2,008
Other prepaid expenses and other current assets	65	490
Prepaid expenses and other current assets	$2,974	$3,638
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and fixtures	$83	$83
Laboratory equipment	4,692	4,361
Computer equipment and software	1,217	1,206
Leasehold improvements	1,151	1,151
Construction in progress	3,587	1,855
Total property and equipment	10,730	8,656
Less: accumulated depreciation and amortization	(4,162)	(3,884)
Property and equipment, net	$6,568	$4,772
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was approximately $0.3 million and $0.2 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$3,362	$4,048
Accrued interest	140	139
Accrued purchases of goods and services	1,482	510
Accrued royalties	151	180
Accrued clinical study activity	234	254
Finance lease obligations, current portion	592	587
Other accrued liabilities	760	1,108
Accrued and other current liabilities	$6,721	$6,826

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus) and borrowed $20.0 million, $17.8 million of which was immediately used to repay the Company's existing loan with Capital Royalty Partners II L.P. and its affiliates. On December 7, 2018, the Company borrowed an additional $5.0 million under the 2017 Term Loan. The 2017 Term Loan was subsequently amended in November 2019 and November 2021. At March 31, 2022, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2021, the Company executed the Second Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the 2017 Loan Amendment is 8.0%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2024, after which interest accrues at an annual rate of 8.0%. The Company has estimated the effective interest rate of this loan to be approximately 8.5%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the 2017 Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2024. Upon repayment of the final installment under the 2017 Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the 2017 Loan Amendment using the effective interest method. For each of the three months ended March 31, 2022 and 2021, the Company issued PIK Loans totaling $0.1 million.
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
The negative covenants provide, among other things, that without the prior consent of Innovatus subject to certain exceptions, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company's property, pay dividends on the Company's capital stock or make prohibited investments. The 2017 Loan Amendment provides that an event of default will occur if, among other triggers, (i) the Company defaults in the payment of any amount payable under the agreement when due, (ii) there occurs any circumstance(s) that could reasonably be expected to result in a material adverse effect on the Company's business, operations or condition, or on the Company's ability to perform its obligations under the agreement, (iii) the Company becomes insolvent, (iv) the Company undergoes a change in control or (v) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement.
At March 31, 2022, the Company was in compliance with all covenants of the 2017 Loan Amendment.
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
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2022, future minimum aggregate payments, including interest, for outstanding borrowings under the 2017 Loan Amendment are as follows (in thousands):

2022 (remaining)	$1,248
2023	1,686
2024	2,980
2025	16,152
2026	14,786
Total	36,852
Less:
Unamortized debt discount and issuance costs	(195)
Interest	(9,006)
Total borrowings, net of discounts and debt issuance costs	$27,651

Note 5. Leases
The Company adopted ASC 842, Leases, as of January 1, 2022. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 840, Leases.
Operating Leases
The Company leases office and laboratory spaces in Vista, California, under leases that expire in April 2027, with an option to extend portions of the leases for additional 5-year periods. The Company has not included the optional renewal periods in the measurement of the lease liabilities because it is not reasonably certain that the Company will exercise these renewal options. The Company's lease payments under each of these leases are subject to escalation clauses.
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
The Company determines if a contract contains a lease at inception or modification of a contract. The Company discounts their lease obligations using its incremental borrowing rate at the commencement date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company primarily considers industry data, its credit rating and the lease term to determine its incremental borrowing rate.
Finance Leases
The Company has entered into various finance lease agreements to obtain laboratory equipment. The terms of the Company's finance leases generally range from three to five years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayments were classified as finance lease liabilities on the Company's balance sheet.
Operating and Finance Leases Balances and Costs
Operating and finance leases consist of the following (in thousands):

Lease Balance	Classification	March 31, 2022
Lease Assets
Operating	Operating lease right-of-use assets	$5,633
Finance	Property and equipment, net	$1,370

Lease Liabilities
Current
Operating	Operating lease liabilities	$949
Finance	Accrued and other current liabilities	$592
Non-current
Operating	Non-current operating lease liabilities	$5,284
Finance	Other non-current liabilities	$744
Costs associated with the Company's leases were included in the statements of operations as follows (in thousands):

Lease Cost	Three months ended March 31, 2022
Operating leases
Operating lease cost(1)	$389
Finance lease cost
Amortization of lease assets	158
Interest on finance lease liabilities	19
Total lease cost	$566
(1) Includes variable lease cost of $42,000 for the three months ended March 31, 2022.
Supplemental cash flow information on leases is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	Three months ended March 31, 2022
Operating cash out flows from operating leases	$282
Operating cash out flows from interest paid on finance leases	$19
Financing cash out flows from finance leases	$146
Information regarding the weighted-average lease term and weighted average discount rate are as follows:

March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	2.5
Weighted-average discount rate
Operating leases	8.0%
Finance leases	5.4%
Future payments under operating and finance leases as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining)	$1,055	$488
2023	1,446	566
2024	1,489	313
2025	1,533	66
2026	1,584	—
Thereafter	539	—
Total minimum lease payments	7,646	1,433
Less: imputed interest	(1,413)	(97)
Total lease liabilities	6,233	1,336
Less: current portion	(949)	(592)
Lease obligations, net of current portion	$5,284	$744
Disclosures Under ASC 840
Minimum annual lease payments under non-cancelable operating lease arrangements at December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$1,337
2023	1,445
2024	1,489
2025	1,533
2026	1,584
Thereafter	539
Total minimum lease payments	$7,927
For the three months ended March 31, 2021, rent expense was $0.2 million.

Note 6. Commitments and Contingencies
Acquisition-related liabilities
In connection with the acquisition of the medical diagnostics division of Royalty Pharma Collection Trust, or Royalty Pharma (formerly known as Cypress Bioscience, Inc.) in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition. The acquisition also included amounts that may be due under several licensing agreements. One such license agreement, the license agreement, dated September 13, 2007, between the Company and

Prometheus Laboratories, Inc. (the Prometheus License), was terminated by mutual agreement on September 28, 2021. In consideration for terminating the Prometheus License, including with respect to the remaining potential milestone payments thereunder, the Company paid Prometheus Laboratories, Inc. a fee of approximately $0.1 million and acquired the intellectual property previously licensed to the Company pursuant to the Prometheus Agreement in September 2021.
The Company has ongoing royalty payment obligations with Royalty Pharma of 2.5% on net sales of products which incorporate certain acquired technologies. Future royalties payable under these arrangements are limited to the lesser of (i) an aggregate of $1.2 million (including an upfront payment of $0.1 million) and (ii) the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements as described above, individual license agreements generally provide for ongoing royalty payments ranging from 1.5% to 7.0% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when earned and recorded in costs of revenue in the accompanying condensed statements of operations.
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
In November 2021, the Company entered into an exclusive license agreement with Queen Mary University of London, or QMUL, to obtain an exclusive license to QMUL's patent rights in certain inventions, pursuant to which the Company paid QMUL an initial license fee of $0.4 million. The Company is obligated to make a one-time payment of $0.1 million relating to the first commercial sale of the licensed products. In addition, after the first 18 months of commercial sales under the terms of the exclusive license agreement, the Company is required to pay royalties in the high single-digits on net sales of testing products using the assigned patents, pending approvals and commercialization.
Supply Agreement
In December 2021, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $6.0 million and $6.9 million for the years ending December 31, 2022 and 2023, respectively, with a 15% annual increase thereafter for unconditional minimum purchase commitments through the year ending December 31, 2025.
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with AHN, pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million for each year during the initial term of the agreement. Collaboration expenses under the master research collaboration agreement were $0.1 million for the three months ended March 31, 2022. No collaboration expenses were recognized for the three months ended March 31, 2021. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including for subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payors and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or that the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities. The Company does not believe the outcome of any such matters will have a material effect on its financial position or results of operations.

Note 7. Fair Value Measurements
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$85,455	$85,455	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$95,761	$95,761	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.

Note 8. Stockholders' Equity
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

The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2022, none of the Exchange Warrants have been exercised.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of March 31, 2022:

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
	1,214,059
During the three months ended March 31, 2022, no warrants to purchase common stock was exercised.

Note 9. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant. As of March 31, 2022, 1,328,586 shares of common stock remained available for future awards.
2019 Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. As of March 31, 2022, 453,484 shares of common stock remained available for issuance under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	2,014,330	$12.10	7.87	$5,428
Forfeited	(8,396)	$14.08
Expired	(3,895)	$14.30
Outstanding, March 31, 2022	2,002,039	$12.08	7.63	$3,661
Vested and expected to vest, March 31, 2022	2,002,039	$12.08	7.63	$3,661
Options exercisable, March 31, 2022	1,188,164	$10.47	7.35	$3,124

The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. As of March 31, 2022, total unrecognized compensation cost related to option awards was $5.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	415,325	$16.54	$4,830
Awards granted	529,100	$8.72
Awards released	(46,625)	$18.19
Awards canceled	(19,225)	$13.75
Outstanding, March 31, 2022	878,575	$11.81	$7,055
As of March 31, 2022, total unrecognized compensation cost related to restricted stock units was $9.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.
Stock-Based Compensation Expense
Stock Options
The fair value of employee stock options was estimated using the following assumptions to determine the fair value of stock options granted:

Three Months Ended March 31,
2021
Expected volatility	84%
Risk-free interest rate	0.8%
Dividend yield	—
Expected term (in years)	6.08
During the three months ended March 31, 2022, there were no stock options granted.
Employee Stock Purchase Plan
The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended March 31,
	2022	2021
Expected volatility	45%	60%
Risk-free interest rate	0.6%	0.1%
Dividend yield	—	—
Expected term (in years)	0.50	0.50
Stock-based compensation expense for the ESPP was less than $0.1 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, total unrecognized compensation cost related to stock purchase rights granted under the ESPP was less than $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.4 years.
Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs of revenue	$44	$11
Selling, general and administrative	1,118	791
Research and development	214	110
Total	$1,376	$912

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Forward Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, the impact of the COVID-19 pandemic, current and future product offerings, reimbursement and coverage, the expected benefits from our partnerships or promotion arrangements with third-parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview
We are dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which are based on our proprietary Cell-Bound Complement Activation Products (CB-CAPs) technology. Our goal is to enable healthcare providers to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including systemic lupus erythematosus, or SLE, and rheumatoid arthritis, or RA. Our business model of integrating testing products and therapeutics positions us to offer targeted solutions to rheumatologists and, ultimately, better serve patients.
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases, or CTDs, and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 84% and 81% of our revenue for the three months ended March 31, 2022 and 2021, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We are leveraging our portfolio of testing products to establish partnerships with leading pharmaceutical companies, academic research centers and patient advocacy organizations. We also have agreements with GlaxoSmithKline plc., or GSK, Labcorp Drug Development and Parexel, among others, that leverage our testing products and/or the information generated from such tests. We provide GSK, a leader in lupus therapeutics, our test result data to provide market insight into and help increase awareness of the benefits of early and accurate diagnosis of SLE and lupus nephritis, and monitoring disease activity. We partner with academic research centers and patient advocacy organizations, such as Brigham and Women's Hospital, Hospital for Special Surgery, Duke University and Emory University as well as the Lupus Foundation of America, to help improve the quality of life for people affected by autoimmune diseases through programs of research, education, support and advocacy. We plan to pursue additional strategic partnerships that are synergistic with our evolving portfolio of testing products.
We perform all of our AVISE® tests in our approximately 10,000 square foot clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the Centers for Medicare and Medicaid Services, or CMS, and accredited by the College of American Pathologists, or CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory reports all AVISE® testing product results within five business days. In the second half of 2021, we began the conversion of approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space, and expect to complete such conversions by mid-2022. The expansion of our clinical laboratory and research and development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of development of tests for fibromyalgia, RA, thrombosis and lupus nephritis.
We market our AVISE® testing products using our specialized sales force. As of March 31, 2022, we have a sales force of 58 representatives covering a total of 63 territories. Unlike many diagnostic sales forces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our sales force coupled with our comprehensive training enable our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. Our integrated testing and therapeutics strategy results in a unique opportunity to promote and sell targeted therapies in patient focused sales calls with rheumatologists, including those with whom we have a longstanding relationship and history using our portfolio of testing products.
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
Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has increased sequentially year over year, we have never been profitable and, as of March 31, 2022, we had an accumulated deficit of $218.4 million. We incurred net losses of $10.3 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. We completed our initial public offering, or IPO, in September 2019, raising net proceeds from the offering of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and offering costs of $4.4 million. As of March 31, 2022, we had $89.8 million of cash and cash equivalents.
Recent Developments
In March 2022, we entered into an agreement with Centene Corporation, pursuant to which, effective June 1, 2022, AVISE® test offerings will become an in-network, covered benefit with Centene Corporation, including its subsidiary WellCare Health Plans, providing enhanced care to over 22.7 million members. As a result, AVISE® tests will surpass 90 million lives as an in-network benefit for patients.
The Centers for Medicare & Medicaid Services ("CMS") agreed to recognize the new Proprietary Laboratory Analyses ("PLA") code for AVISE® Lupus, effective April 1, 2022. The new PLA code for AVISE® Lupus is 0312U. Noridian, our Medicare Administrative Contractor, priced the PLA code at $1,085, effective April 1, 2022. Pricing for the PLA code is expected to be published by CMS in the third quarter of 2022. Our AVISE® CTD test includes the AVISE® Lupus test.
Impact of COVID-19

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
We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize disruptions to ongoing operations. While for the three months ended March 31, 2022 as compared to the same period in 2021, we experienced an AVISE® CTD test volume increase of approximately 6%, the patient flow and our related test volumes have in the past been and may continue to be impacted by the COVID-19 pandemic. We have experienced and may again experience significant impacts on our test volume, delays in patient enrollment for ongoing and planned clinical trials, and delays in procurement of our testing supplies as a result of the COVID-19 pandemic.
In addition, COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders have and may again cause supply chain delays or reduce the number of in-person meetings between our sales force and healthcare providers and limit the ability of our sales force to engage in various types of healthcare provider education activities, which may lead to a decline in orders of our testing products. To mitigate the impact of COVID-19 on our business, we put in place certain safety measures for our employees, patients, healthcare providers, and suppliers to limit exposure and a portion of our workforce was required to work remotely in an effort to reduce that spread of COVID-19.
We are facing and may continue to face increased competition for laboratory and scientific employees due to the increased demand in the industry for such personnel. As the circumstances surrounding the COVID-19 pandemic remain uncertain, we may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could, among other things, cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
Factors Affecting Our Performance
In addition to the impact of COVID-19, we believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Continued Adoption of Our Testing Products.    Since the launch of AVISE® CTD in 2012 and through March 31, 2022, we have delivered over 646,000 of these tests. Through the first quarter of 2022, 30,903 AVISE® CTD tests were delivered, representing approximately 6% growth over the same period in 2021. The number of ordering healthcare providers in the first quarter of 2022 was a record 2,175, representing an approximate 23% increase over the same period in 2021, and we had a record 761 adopting healthcare providers (defined as those who previously prescribed at least 11 diagnostic tests in the corresponding period) compared to 659 in the same period in 2021. A high percentage of adopting healthcare providers continue to order tests in subsequent quarters, as approximately 99% of adopting healthcare providers from the fourth quarter of 2021 ordered at least one diagnostic test in the first quarter of 2022. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Synergistic Partnerships.    In August 2021, we mutually agreed to terminate the Janssen Agreement regarding our promotion efforts with SIMPONI® effective August 31, 2021. Our SIMPONI® promotion efforts contributed no co-promotion revenue and approximately $0.3 million in revenue during the three months ended March 31, 2022 and 2021, respectively. We will continue to rely on our existing testing products to drive revenue growth.
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
▪How We Recognize Revenue.    We record revenue on an accrual basis based on our estimate of the amount that will be ultimately realized for each test upon delivery based on a historical analysis of amounts collected by test and by a payor. Changes to such estimates may increase or decrease revenue recognized in future periods.
While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors."
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we were responsible for the costs associated with our sales force in promoting SIMPONI® in the United States. In August 2021, we and Janssen mutually agreed to terminate the Janssen Agreement effective August 31, 2021. Pursuant to the Janssen Agreement, as amended, Janssen was responsible for all other costs associated with our promotion of SIMPONI® under the Janssen Agreement. In exchange for our sales and co-promotional services, we were entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. Upon termination of the Janssen Agreement on August 31, 2021, we became entitled to receive an aggregate of $0.6 million in consideration, which was earned in the year ended December 31, 2021. Pursuant to the terms of the termination, we are restricted from promoting any other biologic or Janus kinase inhibitor used for the treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent until May 31, 2022.
We recognized no revenue and approximately $0.3 million in revenue during the three months ended March 31, 2022 and 2021, respectively, for our promotional efforts under the Janssen Agreement.
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
CMS agreed to recognize the new PLA code for AVISE® Lupus, effective April 1, 2022. The new PLA code for AVISE® Lupus is 0312U. Noridian, our Medicare Administrative Contractor, priced the PLA code at $1,085, effective April 1, 2022. Pricing for the PLA code is expected to be published by CMS in the third quarter of 2022. Our AVISE® CTD test includes the AVISE® Lupus test.
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
Research and Development Expenses
Research and development expenses include costs incurred to develop our technology, test products and product candidates, collect clinical specimens and conduct clinical studies to develop and support our testing products and product candidates. These costs consist of personnel costs, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities. We expense all research and development costs in the periods in which they are incurred.
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
We expect interest expense to remain substantially consistent in the near term.
Other Income, Net
Other income, net, consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Revenue	$10,394	$10,587	$(193)
Operating expenses:
Costs of revenue	5,817	4,711	1,106
Selling, general and administrative expenses	12,152	10,040	2,112
Research and development expenses	2,104	1,403	701
Total operating expenses	20,073	16,154	3,919
Loss from operations	(9,679)	(5,567)	(4,112)
Interest expense	(598)	(645)	47
Other income, net	5	3	2
Net loss	$(10,272)	$(6,209)	$(4,063)

Revenue
Revenue decreased $0.2 million, or 1.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease in revenue resulting from the Janssen Agreement during the three months ended March 31, 2022 to no revenue compared to $0.3 million during the three months ended March 31, 2021. The decrease in revenue was partially offset by an increase in the number of diagnostic tests delivered, partially offset by a decrease in average reimbursement per AVISE® CTD test. The number of AVISE® CTD tests delivered, which accounted for 84% and 81% of revenue in the three months ended March 31, 2022 and 2021, respectively, increased to 30,903 tests delivered in the three months ended March 31, 2022 compared to 29,029 tests delivered in the same 2021 period. The adoption of the AVISE® CTD test by healthcare providers for the three months ended March 31, 2022 increased to 2,175 ordering healthcare providers as compared to 1,763 ordering healthcare providers in the same 2021 period.
Costs of Revenue
Costs of revenue increased $1.1 million, or 23.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to increased direct costs such as materials and supplies, labor, shipping and handling and allocated overhead associated with the increase in test volume and increase in cost per test in 2022 compared to 2021. Gross margin as a percentage of revenue decreased to 44.0% for the three months ended March 31, 2022, compared to 55.5% for the three months ended March 31, 2021. This was primarily attributable to an increase in cost per test, a decrease in average reimbursement per AVISE® CTD test and a decrease in revenue resulting from the Janssen Agreement.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.1 million, or 21.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $1.5 million of employee related expenses, including stock-based compensation and recruitment expenses, increases related to allocated overhead of $0.2 million, legal fees of $0.1 million and marketing expenses of $0.1 million.

Research and Development Expenses
Research and development expenses increased $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to increases related to employee related expenses, including stock-based compensation, of $0.5 million, collaboration expenses of $0.1 million, allocated overhead of $0.1 million and laboratory supplies expense of $0.1 million, partially offset by a decrease in clinical trial expenses of $0.2 million.
Interest Expense
Interest expense remained substantially consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Other Income, Net
Other income, net, remained substantially consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2022 and 2021, we incurred a net loss of $10.3 million and $6.2 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of March 31, 2022, we had an accumulated deficit of $218.4 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

Our primary sources of capital have been sales of our common stock and redeemable convertible preferred stock, the sale of our common stock in our IPO, and, to a lesser extent, borrowings under various debt financings. On November 10, 2020, we filed a registration statement on Form S-3, or the Shelf Registration Statement, covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, which Shelf Registration Statement became effective on November 19, 2020. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share, which shares were sold under the Shelf Registration Statement. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and other offering expenses of $4.4 million. As of March 31, 2022, we had $89.8 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain certain levels of minimum liquidity of $2.0 million, performance covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. At March 31, 2022, we were in compliance with all covenants of the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
Funding Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our costs of revenue, selling, general and administrative expenses, and research and development expenses will continue to increase as we increase our test volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of and reimbursement for our AVISE® testing products, prepare to commercialize new testing products, continue our research and development efforts and further develop our product pipeline. We believe we have sufficient laboratory capacity to support increased test volume. We expect to make significant investments for laboratory equipment and capital expenditures in the near term related to our laboratory facilities and expansion of research capabilities, including an investment to convert approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space. We began such conversion in the second half of 2021 and expect to complete the conversion for the clinical laboratory space and the additional research and development facility by mid-2022. The expansion of our clinical laboratory and research and development facility are expected to allow us to enhance our testing capacity and improve efficiencies as well as allow us to develop molecular and multiomic capabilities and advance our product pipeline, including support of the development of tests for fibromyalgia, RA, thrombosis and lupus nephritis. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations with one supplier for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and our office space in Carlsbad, California, and payments for finance leases related to our laboratory equipment. Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including:
•the impact of the COVID-19 pandemic on our business;
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
•the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products as well as the success of our existing partnerships and/or in-licenses; and
•the costs associated with our promotion of other therapeutics, if any, including the expansion of our sales capabilities, and the extent and timing of generating revenue from each such promotion, if any.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,574)	$(4,312)
Investing activities	(1,087)	(167)
Financing activities	(30)	65,081
Net change in cash, cash equivalents and restricted cash	$(9,691)	$60,602

Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $8.6 million and primarily resulted from (i) our net loss of $10.3 million adjusted for non-cash charges of $2.1 million related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $0.4 million primarily related to net increases in accounts receivables, partially offset by net decreases in prepaid expenses and other current assets and net increases in accounts payables.
Net cash used in operating activities for the three months ended March 31, 2021 was $4.3 million and primarily resulted from (i) our net loss of $6.2 million adjusted for non-cash charges of $1.3 million related to stock-based compensation, depreciation, amortization and non-cash interest and (ii) changes in our net operating assets of $0.6 million primarily related to net decreases in prepaid expenses and other current assets and accounts receivable, net, partially offset by net decreases in accounts payables and accrued and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.2 million, respectively, and was primarily due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $30,000 primarily resulted from payment on finance lease obligations and payment of taxes withheld on vested restricted stock units, partially offset by proceeds from ESPP purchases.
Net cash provided by financing activities for the three months ended March 31, 2021 was $65.1 primarily resulted from the net proceeds received from our public offering in March 2021 of $65.0 million and proceeds from ESPP purchases, partially offset by principal payments on finance lease obligations.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022.
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
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which will occur in 2024. However, if certain events occur prior to the end of this five-year period, including if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to this anniversary.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
As of March 31, 2022, we have used approximately $49.2 million of the proceeds from our IPO primarily related to selling and marketing activities. There has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on September 20, 2019.
Recent Sales of Unregistered Securities
None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
10.1#	Exagen Inc. Amended and Restated Executive Change in Control and Severance Plan.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.					X

*     This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#    Management Compensation Plan or Arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: May 11, 2022	by:	/s/ Fortunato Ron Rocca
Fortunato Ron Rocca
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)