Form 10-Q/A
period 2022-06-30
EXAGEN INC.
filed 2022-11-21
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Exagen Inc. (the Company) hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission (the SEC) on August 4, 2022 (the Original Quarterly Report), as set forth in this Amendment No. 1 on Form 10-Q/A (the Form 10-Q/A or Amended Quarterly Report), to amend and restate its financial statements and related disclosures as of and for the three and six months ended June 30, 2022.

Restatement Background
On November 13, 2022, management and the audit committee of our board of directors determined that the Company made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design and implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, revenue and accounts receivable were overstated and other liabilities was understated for the quarter and year to date periods ended June 30, 2022.
In connection with the restatement, the Company has also corrected errors associated with revenue that it determined to be immaterial, both individually and in the aggregate, to the financial statements for the fiscal quarter ended June 30, 2022. A summary of the accounting impacts of these adjustments to the Company's financial statements as of and for the three and six months ended June 30, 2022 is provided in Note 1 "Restatement of Previously Issued Financial Statements," of the Notes to Condensed Financial Statements of this Form 10-Q/A. The effect of these errors was a $1.4 million overstatement of revenue for the three and six months ended June 30, 2022; in addition to, a $0.9 million overstatement of accounts receivable and a $0.5 million understatement of other liabilities as of June 30, 2022.
This Amended Quarterly Report also amends and restates the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Quarterly Report, as appropriate, to reflect the restatement of the relevant periods.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company's principal executive officer and principal financial officer (attached as Exhibits 31.1, 31.2, and 32.1).
Except as discussed above and as further described in Note 1, Note 1A, Note 2 and Note 3 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report.
In connection with the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of June 30, 2022, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$76,387	$99,442
Accounts receivable, net	8,715	9,654
Prepaid expenses and other current assets	3,062	3,638
Total current assets	88,164	112,734
Property and equipment, net	7,216	4,772
Operating lease right-of-use assets	5,338	—
Goodwill	5,506	5,506
Other assets	625	433
Total assets	$106,849	$123,445
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,105	$2,492
Operating lease liabilities	979	—
Accrued and other current liabilities	5,970	6,826
Total current liabilities	10,054	9,318
Borrowings-non-current portion, net of discounts and debt issuance costs	27,828	27,478
Non-current operating lease liabilities	5,027	—
Deferred tax liabilities	306	306
Other non-current liabilities	810	1,407
Total liabilities	44,025	38,509
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 16,258,807 and 16,164,994 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	295,885	293,060
Accumulated deficit	(233,077)	(208,140)
Total stockholders' equity	62,824	84,936
Total liabilities and stockholders' equity	$106,849	$123,445
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)

Revenue	$7,606	$12,772	$18,000	$23,359
Operating expenses:
Costs of revenue	6,078	5,451	11,895	10,162
Selling, general and administrative expenses	12,903	11,171	25,055	21,211
Research and development expenses	2,689	1,892	4,793	3,295
Total operating expenses	21,670	18,514	41,743	34,668
Loss from operations	(14,064)	(5,742)	(23,743)	(11,309)
Interest expense	(606)	(663)	(1,204)	(1,308)
Other income (expense), net	5	(5)	10	(2)
Net loss	$(14,665)	$(6,410)	$(24,937)	$(12,619)
Net loss per share, basic and diluted	$(0.86)	$(0.38)	$(1.46)	$(0.84)
Weighted-average number of shares used to compute net loss per share, basic and diluted	17,058,516	16,928,613	17,025,636	14,946,935
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit (As Restated)	Total Stockholders' Equity (As Restated)
	Shares	Amount
Balances as of December 31, 2021	16,164,994	$16	$293,060	$(208,140)	$84,936
Issuance of stock from vested restricted stock units and payment of employees' taxes	30,523	—	(115)	—	(115)
Issuance of stock under Employee Stock Purchase Plan	35,681	—	231	—	231
Stock-based compensation	—	—	1,376	—	1,376
Net loss	—	—	—	(10,272)	(10,272)
Balances as of March 31, 2022	16,231,198	16	294,552	(218,412)	76,156
Issuance of stock from vested restricted stock units and payment of employees' taxes	27,609	—	(107)	—	(107)
Stock-based compensation	—	—	1,440	—	1,440
Net loss (As Restated)	—	—	—	(14,665)	(14,665)
Balances as of June 30, 2022 (As Restated)	16,258,807	$16	$295,885	$(233,077)	$62,824

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2020	12,652,308	$13	$223,115	$(181,289)	$41,839
Issuance of stock in public offering, net of issuance costs of $4,435	4,255,000	4	64,705	—	64,709
Exercise of stock options	3,381	—	44	—	44
Issuance of stock under Employee Stock Purchase Plan	14,991	—	175	—	175
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(6,209)	(6,209)
Balances as of March 31, 2021	16,925,680	17	288,951	(187,498)	101,470
Retirement of common stock in exchange for common stock warrant	(804,951)	(1)	(12,774)	—	(12,775)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	12,775	—	12,775
Exercise of stock options	6,055	—	35	—	35
Stock-based compensation	—	—	1,285	—	1,285
Net loss	—	—	—	(6,410)	(6,410)
Balances as of June 30, 2021	16,126,784	$16	$290,272	$(193,908)	$96,380
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(As Restated)

Cash flows from operating activities:
Net loss	$(24,937)	$(12,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	407
Amortization of debt discount and debt issuance costs	78	148
Non-cash interest expense	272	266
Non-cash lease expense	514	—
Stock-based compensation	2,816	2,197
Changes in assets and liabilities:
Accounts receivable, net	939	130
Prepaid expenses and other current assets	576	987
Other assets	(201)	(13)
Operating lease liabilities	(382)	—
Accounts payable	751	(102)
Accrued and other current liabilities	(751)	(163)
Net cash used in operating activities	(19,728)	(8,762)
Cash flows from investing activities:
Purchases of property and equipment	(3,033)	(881)
Net cash used in investing activities	(3,033)	(881)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	79
Payments of taxes withheld on vested restricted stock units	(222)	—
Proceeds from common stock issued under Employee Stock Purchase Plan	231	175
Principal payments on finance lease obligations	(303)	(220)
Proceeds from the issuance of common stock in public offering, gross	—	69,144
Payment of issuance costs related to public offering	—	(4,407)
Net cash (used in) provided by financing activities	(294)	64,771
Net change in cash, cash equivalents and restricted cash	(23,055)	55,128
Cash, cash equivalents and restricted cash, beginning of period	99,542	57,548
Cash, cash equivalents and restricted cash, end of period	$76,487	$112,676
Supplemental disclosure of cash flow information:
Cash paid for interest	$860	$892
Supplemental disclosure of non-cash items:
Equipment purchased under finance lease obligations	$293	$940
Costs incurred, but not paid, in connection with capital expenditures	$391	$91
Deferred offering costs reclassified to equity	$—	$28

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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of June 30, 2022, the Company had cash and cash equivalents of $76.4 million and had an accumulated deficit of $233.1 million (as restated). Since inception, the Company has financed its operations primarily through a combination of equity financings of common stock and private placements of preferred securities, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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
Note 1A. Restatement of Previously Issued Financial Statements
The Company has restated previously issued financial statements and related disclosures as of and for the three and six months ended June 30, 2022 included in our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the SEC) on August 4, 2022 (the Original Quarterly Report), in order to correct misstatements resulting from erroneous and duplicate billings included in revenue. The applicable Notes to Condensed Financial Statements were also updated to reflect the restatement.
Impact of Restatement
In November 2022 management determined that the Company made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design and implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, the Company determined that there were material errors in the financial statements that required a restatement of the financial statements for the three and six months ended June 30, 2022 in the Original Quarterly Report. The effect of these errors was a $1.4 million overstatement of revenue for the three and six months ended June 30, 2022; in addition to, a $0.9 million overstatement of accounts receivable and a $0.5 million understatement of other liabilities as of June 30, 2022.
The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the periods indicated. The amounts originally reported were derived from the Original Quarterly Report (in thousands, except per share amounts):

Condensed Balance Sheet	June 30, 2022
	As Originally Reported	Adjustments	As Restated
Assets
Accounts receivable, net	$9,590	$(875)	$8,715
Total current assets	89,039	(875)	88,164
Total assets	107,724	(875)	106,849

Liabilities and Stockholders' Equity
Accrued and other current liabilities	5,489	481	5,970
Total current liabilities	9,573	481	10,054
Total liabilities	43,544	481	44,025
Accumulated deficit	(231,721)	(1,356)	(233,077)
Total stockholders' equity	64,180	(1,356)	62,824
Total liabilities and stockholders' equity	107,724	(875)	106,849

Condensed Statement of Operations	Three Months Ended June 30, 2022
	As Originally Reported	Adjustments	As Restated
Revenue	$8,962	$(1,356)	$7,606
Loss from operations	(12,708)	(1,356)	(14,064)
Net loss	(13,309)	(1,356)	(14,665)
Net loss per share, basic and diluted	(0.78)	(0.08)	(0.86)

Condensed Statement of Operations	Six Months Ended June 30, 2022
	As Originally Reported	Adjustments	As Restated
Revenue	$19,356	$(1,356)	$18,000
Loss from operations	(22,387)	(1,356)	(23,743)
Net loss	(23,581)	(1,356)	(24,937)
Net loss per share, basic and diluted	(1.39)	(0.07)	(1.46)

Condensed Statement of Cash Flows	Six Months Ended June 30, 2022
	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(23,581)	$(1,356)	$(24,937)
Changes in assets and liabilities:
Accounts receivable, net.	64	875	939
Accrued and other current liabilities	(1,232)	481	(751)
Net cash used in operating activities	(19,728)	—	(19,728)

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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Medicare Advantage	23%	13%	19%	12%
Medicare	15%	19%	18%	19%
Aetna	10%	*	*	*
Blue Shield	*	11%	*	11%

*	Less than 10%.

	Accounts Receivable, Net
	June 30, 2022	December 31, 2021

	(As Restated)
United Healthcare	14%	18%
Medicare	10%	*
Medicare Advantage	10%	*
Aetna	10%	*
Blue Shield	*	19%

*	Less than 10%.
For each of the three months ended June 30, 2022 and 2021, approximately 77% and 81%, respectively, of the Company's revenue was related to the AVISE® CTD test. For the six months ended June 30, 2022 and 2021, approximately 81% and 81%, respectively, of the Company's revenue was related to the AVISE® CTD test.
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
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenue:
Healthcare insurers	$4,510	$7,381	$10,933	$13,408
Government	1,139	2,394	3,259	4,403
Client(1)	1,755	2,427	3,346	4,392
Other(2)	202	270	462	556
Janssen (SIMPONI®)	—	300	—	600
Total revenue	$7,606	$12,772	$18,000	$23,359
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
Payors are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended June 30, 2022 and 2021 was a $1.2 million net revenue decrease and a $0.1 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the six months ended June 30, 2022 and 2021 were $1.6 million and $0.1 million, respectively, of net revenue decreases. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payor (i.e. each individual third-party insurance, Medicare, client payors, patient self-pay, etc.) and per test. Consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the statement of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s balance sheet. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the statement of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s balance sheet.
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

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(As Restated)
Accrued payroll and related expenses	$2,900	$4,048
Accrued interest	136	139
Accrued purchases of goods and services	1,040	510
Accrued royalties	124	180
Accrued clinical study activity	158	254
Finance lease obligations, current portion	679	587
Refund liability	481	—
Other accrued liabilities	452	1,108
Accrued and other current liabilities	$5,970	$6,826

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Amended Quarterly Report on Form 10-Q/A and with our audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following information has been adjusted to reflect the restatement of our financial statements as described in the "Explanatory Note" at the beginning of this Amended Quarterly Report and in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Amended Quarterly Report.

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
We currently market 10 testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases (CTDs), and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 81% and 81% of our revenue for the six months ended June 30, 2022 and 2021, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
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
Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. Although our revenue has historically increased sequentially year over year, with the exception of the six months ended June 30, 2022 compared to 2021, we have never been profitable and, as of June 30, 2022, we had an accumulated deficit of $233.1 million. We incurred net losses of $24.9 million and $12.6 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur operating losses in the near term as our operating expenses will increase to support the growth of our business, as well as additional costs associated with being a public company. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. We completed our initial public offering (IPO), in September 2019, raising net proceeds from the offering of approximately $50.4 million, net of underwriting discounts, commissions and other offering expenses, for aggregate expenses of approximately $7.5 million. In March 2021, we completed a public offering of 4,255,000 shares of our common stock at a public offering price of $16.25 per share. Net proceeds from the offering were approximately $64.7 million, net of underwriting discounts and commissions and offering costs of $4.4 million. As of June 30, 2022, we had $76.4 million of cash and cash equivalents.
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

Results of Operations

The following information has been adjusted to reflect the restatement of our financial statements as described in the "Explanatory Note" at the beginning of this Amended Quarterly Report and in Note 1, "Restatement of Previously Issued Financial Statements," in the Notes to Condensed Financial Statements of this Amended Quarterly Report.

Comparison of the Three Months Ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
	(As Restated)
Revenue	$7,606	$12,772	$(5,166)
Operating expenses:
Costs of revenue	6,078	5,451	627
Selling, general and administrative expenses	12,903	11,171	1,732
Research and development expenses	2,689	1,892	797
Total operating expenses	21,670	18,514	3,156
Loss from operations	(14,064)	(5,742)	(8,322)
Interest expense	(606)	(663)	57
Other income (expense), net	5	(5)	10
Net loss	$(14,665)	$(6,410)	$(8,255)
Revenue
Revenue decreased $5.2 million, or 40.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due a decrease in AVISE® CTD revenue of $4.5 million. The decrease in AVISE® CTD revenue was primarily due to (i) a decrease in average reimbursement per AVISE® CTD test, (ii) a net negative adjustment associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods and (iii) uncertainty of the outcome of certain claims, which have been deemed fully constrained. The number of AVISE® CTD tests delivered, which accounted for 77% of revenue in each of the three months ended June 30, 2022 and 2021, increased to 34,919 tests delivered in the three months ended June 30, 2022 compared to 33,328 tests delivered in the same 2021 period. The adoption of the AVISE® CTD test by healthcare providers for the three months ended June 30, 2022 increased to 2,273 ordering healthcare providers as compared to 1,934 ordering healthcare providers in the same 2021 period. Revenue resulting from the Janssen Agreement contributed no revenue for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021.
Costs of Revenue
Costs of revenue increased $0.6 million, or 11.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to increased direct costs such as labor, materials and supplies, shipping and handling and allocated overhead associated with the increase in test volume in 2022 compared to 2021. Gross margin as a percentage of revenue decreased to 20.1% for the three months ended June 30, 2022, compared to 57.3% for the three months ended June 30, 2021. This was primarily attributable to a decrease in average reimbursement per AVISE® CTD test and a decrease in revenue resulting from the Janssen Agreement.
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
Comparison of the Six Months Ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
	(As Restated)
Revenue	$18,000	$23,359	$(5,359)
Operating expenses:
Costs of revenue	11,895	10,162	1,733
Selling, general and administrative expenses	25,055	21,211	3,844
Research and development expenses	4,793	3,295	1,498
Total operating expenses	41,743	34,668	7,075
Loss from operations	(23,743)	(11,309)	(12,434)
Interest expense	(1,204)	(1,308)	104
Other income (expense), net	10	(2)	12
Net loss	$(24,937)	$(12,619)	$(12,318)
Revenue
Revenue decreased $5.4 million, or 22.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due a decrease in AVISE® CTD revenue of $4.4 million. The decrease in AVISE® CTD revenue was primarily due to (i) a decrease in average reimbursement per AVISE® CTD test, (ii) a net negative adjustment associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods and (iii) uncertainty of the outcome of certain claims, which have been deemed fully constrained. The number of AVISE® CTD tests delivered, which accounted for 81% of revenue in each of the six months ended June 30, 2022 and 2021, respectively, increased to 65,822 tests delivered in the six months ended June 30, 2022 compared to 62,357 tests delivered in the same 2021 period. The number of ordering healthcare providers increased to 2,273 for the three months ended June 30, 2022 compared to 1,934 in the same 2021 period. Revenue resulting from the Janssen Agreement contributed no revenue for the six months ended June 30, 2022 compared to $0.6 million during the six months ended June 30, 2021.
Costs of Revenue
Costs of revenue increased $1.7 million, or 17.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to increased direct costs such as materials and supplies, labor, shipping and handling and allocated overhead associated with the increase in test volume and increase in cost per test in 2022 compared to 2021. Gross margin as a percentage of revenue decreased to 33.9% for the six months ended June 30, 2022, compared to 56.5% for the six months ended June 30, 2021. This was primarily attributable to a decrease in average reimbursement per AVISE® CTD test, an increase in cost per test, and a decrease in revenue resulting from the Janssen Agreement.
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
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2022 and 2021, we incurred a net loss of $24.9 million and $12.6 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of June 30, 2022, we had an accumulated deficit of $233.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
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
	(As Restated)
Net cash (used in) provided by:
Operating activities	$(19,728)	$(8,762)
Investing activities	(3,033)	(881)
Financing activities	(294)	64,771
Net change in cash, cash equivalents and restricted cash	$(23,055)	$55,128
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $19.7 million and primarily resulted from (i) our net loss of $24.9 million adjusted for non-cash charges of $4.3 million related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $0.9 million primarily related to net decreases in accrued and other current liabilities and operating lease liabilities, partially offset by net increases in accounts payable and net decreases in prepaid expenses and other current assets.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Management Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as disclosed in Note 2 to the unaudited condensed financial statements included in this Amended Quarterly Report on Form 10-Q/A, there have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022.
Recent Accounting Pronouncements
Please see Note 2 to the unaudited condensed financial statements included in this Amended Quarterly Report on Form 10-Q/A for a summary of changes in significant accounting policies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

At the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.
On November 13, 2022, management and the audit committee of our board of directors determined that we made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design and implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, revenue and accounts receivable were overstated and other liabilities was understated for the quarter and year to date periods ended June 30, 2022.
We have concluded that these were material errors in the financial statements requiring a restatement of the Form 10-Q for the three and six months ended June 30, 2022.
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Remediation Plan to Address the Material Weaknesses
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes: (i) evaluating the staffing level, skills and qualification of accounting department personnel, (ii) enhancement of our existing control structure and processes for revenue recognition and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the material weakness and remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act)

during the most recent fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures
Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, in connection with the restatement of our financial statements as of and for the three and six months ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.
On November 13, 2022, management and the audit committee of our board of directors determined that we made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design and implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, revenue and accounts receivable were overstated and other liabilities was understated for the quarter and year to date periods ended June 30, 2022.
We then determined that there were material errors in the financial statements requiring a restatement of the Form 10-Q for the three and six months ended June 30, 2022.
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes: (i) evaluating the staffing level, skills and qualification of accounting department personnel, (ii) enhancement of our existing control structure and processes for revenue recognition and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
If we are not able to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

EXAGEN INC.

Date: November 21, 2022	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)