Form 10-K
period 2022-12-31
EXAGEN INC.
filed 2023-03-20
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $61.5 million, based on the closing price of the registrant's common stock on the Nasdaq Global Market of $5.74 per share.
Total shares of common stock outstanding as of the close of business on March 16, 2023 was 16,825,696.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K (the Annual Report), contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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

Item 1. Business.
Company Overview
Exagen is dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which incorporate Cell-Bound Complement Activation Products (CB-CAPs) technology. CB-CAPs assess the activation of the complement system, a biological pathway that is widely implicated across many autoimmune and autoimmune-related diseases, including systemic lupus erythematosus (SLE). Our goal is to enable healthcare providers to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and rheumatoid arthritis (RA).
We market testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases (CTDs) and other related diseases with overlapping symptoms. The comprehensive nature of AVISE® CTD allows for the testing of a number of relevant biomarkers in one convenient blood draw, as opposed to testing serially for individual biomarkers, which adds time and cost to the diagnostic process. We believe AVISE® CTD may provide clinical utility for over 24 million patients in the United States suffering from these diseases, which include SLE, RA, Sjögren’s syndrome, antiphospholipid syndrome (APS), other autoimmune-related diseases such as autoimmune thyroid, and other disorders that mimic these diseases, such as fibromyalgia. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
AVISE® CTD leverages CB-CAPs technology to enable the differential diagnosis of SLE. AVISE® CTD provides rheumatologists and their patients with sensitive and specific results that allow for potentially faster and more accurate differential diagnosis of SLE as compared to other currently-marketed testing methods. Beyond SLE, AVISE® CTD allows rheumatologists to accurately diagnose other overlapping autoimmune and autoimmune-related diseases, including RA, with the same blood sample.
Our AVISE® SLE Monitor testing product also leverages CB-CAPs technology by measuring two CB-CAPs biomarkers that offer insight into a patient’s disease activity. This test is designed to enable rheumatologists to effectively assess and optimize therapeutic intervention in patients diagnosed with SLE. Depending on disease severity, AVISE® SLE Monitor may be utilized by patients multiple times a year throughout their lives.
Our RA-focused testing products include AVISE® MTX and AVISE® Anti-CarP. AVISE® MTX is a drug monitoring test designed to aid in the optimization of methotrexate therapy, the standard of care and first-line therapy for patients with RA. AVISE® MTX is based on our proprietary methotrexate polyglutamate (MTXPG) technology that measures blood levels of MTXPGs, the active metabolite of methotrexate linked to disease control in RA patients. Measuring MTXPGs allows rheumatologists to identify patients presenting with inadequate exposure to methotrexate enabling them to optimize dosing and achieve therapeutic levels commensurate with adequate disease control. AVISE® Touch, the low-volume test sample collection method, is no longer offered for any of our testing products. AVISE® Anti-CarP, which measures anti-carbamylated protein antibody (anti-CarP), was developed by the Leiden University Medical Center, and we introduced it as a biomarker-driven RA prognostic test through a distribution agreement with Werfen USA, LLC with the goal of identifying patients prone to more severe disease.
We market our AVISE® testing products using our specialized sales force. Since the launch of AVISE® CTD in 2012 and through December 31, 2022, we have delivered approximately 750,000 of these tests. For the year ended December 31, 2022, 135,210 AVISE® CTD tests were delivered, representing an approximate 5% increase over 2021. In the fourth quarter of 2022, the number of ordering healthcare providers reached a record 2,419 compared to 2,126 in the same period in 2021.
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
Our Strategy

We address the unmet needs of those suffering from debilitating and chronic autoimmune disorders through aiding in the differential diagnosis, prognosis, monitoring and therapeutic selection, to ultimately improve the continuum of care for patients. The key tenets of our business strategy include:
▪Focus on our flagship product, AVISE® CTD. We have demonstrated a solid track record of commercial growth of our AVISE® CTD test. We believe we are uniquely positioned to continue expanding our commercial presence within the autoimmune disease market by leveraging our specialized sales force and expansive network of relationships with rheumatologists across the United States. Using our specialty laboratory focused on rheumatology, we plan to build upon industry-leading quality, service and technology to support strong AVISE® CTD adoption and continue to grow our ordering physician base.
▪Continue developing innovative testing products, using clear criteria for R&D projects and commercialization milestones. We intend to leverage our protein and molecular assay development capabilities, bioinformatic team and proprietary technologies to pursue the development of additional testing products designed to have superior clinical utility for CTDs. We undertake research projects that have the potential for impactful results and address the top consumer needs in the rheumatology space. The research projects we support will be those that we believe will have a competitive advantage (such as using proprietary technology), a pathway for reimbursement and an established evidence development plan with sufficient market size. Criteria for developed products that we ultimately commercialize include Medicare coverage (specific to patient population), proprietary value-based pricing, published clinical utility and a strategy for medical guideline inclusion.
▪Maintain meaningful margin. We seek to maintain meaningful margin by continuing to focus on increasing operating leverage through the implementation of internal initiatives, such as leveraging validation and reimbursement-oriented clinical studies to facilitate payor coverage of our testing products. We plan to increase our focus on long-term reimbursement and average sales price (ASP) growth, by optimizing revenue cycle practices, focusing managed care efforts on medical policy expansion and continuing to educate insurance payors on the published, real-world evidence of the clinical utility of our testing products, showing healthcare cost savings and reductions in time to diagnosis.
We also seek to improve our per-test costs by focusing on profitable, core test offerings, reducing fixed costs and overhead, and focusing our laboratory resources on AVISE® CTD optimization. Additionally, we employ a streamlined salesforce covering territories which are designed to achieve the most efficient and effective reach and frequency for the promotion of AVISE® CTD.
We are currently aligning the organization with this new focus to best accomplish our goals.
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
CTDs are a sub-category of autoimmune diseases involving inflammation of the joints, tissues and internal organs. Persons with CTDs often present to their rheumatologist with complaints of joint pain, fatigue, unexplained fever, inflammation, rash, stiffness and muscle aches. These symptoms overlap among numerous CTDs, including SLE, one of the most severe CTDs and historically difficult to rule out, as well as other autoimmune-related diseases and other disorders that mimic these diseases, such as fibromyalgia. The National Institute of Environmental Health Sciences estimates that there are approximately 24 million patients in the United States with existing cases of autoimmune diseases. Of these patients, we estimate approximately seven million are potentially referable to rheumatologists and would be candidates for an AVISE® CTD test, representing a total addressable market of approximately $7.5 billion, based on the current Medicare allowable reimbursement rate. We estimate the total addressable market for our AVISE® testing products to be approximately $9.0 billion, based on estimated patient populations, the current Medicare allowable reimbursement rate and testing frequencies.
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
Standard laboratory tests for diagnosing SLE include measuring immunological biomarkers, such as antinuclear antibodies (ANA), anti-double stranded DNA (anti-dsDNA) and other autoantibody tests. ANA are a group of autoantibodies produced by a person’s immune system when it fails to adequately distinguish between self and non-self. The ANA test detects these autoantibodies in the blood and is a useful screening tool for SLE and other autoimmune and autoimmune-related diseases. The vast majority of SLE patients test positive for ANA. However, the high sensitivity of ANA for SLE is counterbalanced by somewhat poor specificity. Sensitivity measures the proportion of patients who are correctly identified as having a particular condition, while specificity measures the proportion of patients who are correctly identified as not having a particular condition. Therefore, the majority of individuals who test positive for ANA do not have SLE. Approximately 11-13% of individuals with a positive ANA test have SLE. This lack of specificity leads to many inappropriate non-autoimmune referrals to the rheumatologist from primary care physicians. For example, it has been reported that 30% of fibromyalgia patients may test positive for ANA, potentially generating as many as four million inappropriate rheumatology referrals. In addition, a study published in 2012 reported the estimated prevalence of a positive ANA test in the normal, healthy, U.S. population to be 13.8% (32 million people), indicating a significant need for a highly-specific test for this disease.
Anti-dsDNA are autoantibodies that target a person’s double-stranded DNA. The anti-dsDNA antibody test is a very specific test for SLE as anti-dsDNA antibodies are rarely found in autoimmune diseases other than SLE. A strongly positive anti-dsDNA antibody test makes it very likely that a person has SLE, although if the test is negative it does not necessarily rule out SLE. Many people with SLE have a negative anti-dsDNA antibody test, reaffirming the need for an effective testing product which adds clarity to the rheumatologist’s clinical assessment.
Activation of the complement system is an integral part of the disease process of SLE. Thus, rheumatologists measure components of the complement system, including serum levels of C3 and C4, to help diagnose SLE and monitor SLE disease activity. In 2012, the Systemic Lupus Collaborating Clinics added low C3 and low C4 as immunologic criteria for classifying SLE. In active SLE, C3 and C4 complement proteins are consumed and broken down to fragments, known as complement activation products. Therefore, low levels of C3 and C4 suggest a diagnosis of SLE and that the disease is active. However, variability in the levels of C3 and C4 can occur due to factors unrelated to SLE disease presence or disease activity, making them less reliable as biomarkers for SLE. For example, C3 and C4 are acute-phase reactants and produced during inflammation. As a result, many SLE patients have normal complement levels even when the disease is active. Although relatively specific for SLE, low complement levels can also be seen in certain chronic infections, including non-lupus-related kidney inflammation, severe liver disease and other autoimmune diseases. CB-CAPs are formed when the fragments of complement activation products from C4 bind permanently to circulating cells such as red blood cells, b-cells and platelets. This binding lasts for the life of the cell and represents a more stable and reliable indicator of complement activation than measuring C3 and C4 alone.
In March 2011, the first new biologic targeting treatment of SLE in over 50 years, GSK’s Benlysta®, was approved by the U.S. Food and Drug Administration (the FDA), and in December 2020, the FDA approved this biologic drug for the treatment of adult patients with active lupus nephritis who are receiving standard therapy. Since Benlysta®'s approval, there have been a number of drug development programs that have failed in SLE, which may suggest that guidelines for classifying SLE patients and the endpoints used to determine clinical effectiveness have not adequately addressed the complexity of the disease process and its heterogeneous population.
Rheumatoid Arthritis
RA is a chronic, systemic autoimmune disease in which the immune system attacks the joints and can also affect other organ systems. The annual incidence and prevalence of RA in the United States is estimated to be 135,000 and 1.5 million, respectively. Patients suffering from RA develop joint damage that is associated with painful inflammation and often progresses to irreversible damage of cartilage and bone, leading to significant disability and a reduction in quality of life and the ability to work. Early diagnosis and effective treatment of RA is critically important to prevent erosive bone or joint damage and disability. Rheumatologists are compelled to reach a definitive diagnosis quickly and administer effective treatment.
Diagnosis of RA involves performing a complete medical history with physical and/or radiographic examination of the number and distribution of swollen, tender and painful joints that have persisted for more than six weeks. Laboratory testing for rheumatoid factor (RF), anti-cyclic citrullinated peptide (CCP) antibodies and testing for general, nonspecific inflammation with erythrocyte sedimentation rate (the ESR) and C-reactive protein tests are used to assist in the diagnosis.
The standard of care for the treatment for RA involves the use of Disease Modifying Anti-Rheumatic Drugs (DMARDs) which have shown, in clinical studies, the ability to slow or stop disease progression. Methotrexate remains the most commonly used DMARD, due to its low cost, effectiveness, and the extensive clinical experience with its use. It is estimated that approximately 90% of RA patients in the United States, or 1.3 million patients, are treated with methotrexate, either as a monotherapy or in combination with another DMARD.
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
Our Solution
We market testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. Our product portfolio integrates CB-CAPs technology, which is a stable and reliable method for differentially diagnosing SLE. We are focused on leveraging our sales channel targeting the approximately 4,500 rheumatologists across the United States.
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
Testing Products
Since inception, we have been committed to developing and commercializing innovative testing products that address the challenges rheumatologists face in differentially diagnosing, prognosing and monitoring complex autoimmune and autoimmune-related diseases. We estimate the total addressable market for our AVISE® testing products to be approximately $9 billion, based on estimated patient populations, the current Medicare allowable reimbursement rate and testing frequencies.
Diagnosis
AVISE® CTD
Our lead testing product, AVISE® CTD, is a comprehensive test that aids in the differential diagnosis of SLE versus other common CTDs. The SLE portion of the test employs CB-CAPs technology and specifically measures activation of the complement system by quantifying the level of two CB-CAPs biomarkers in the patient’s blood, B-cell C4d (BC4d), and erythrocyte bound C4d (EC4d), which are higher in patients with SLE compared to patients with other CTDs. In addition, the comprehensive nature of AVISE® CTD enables testing for a series of biomarkers in one convenient blood draw to further aid in the differential diagnosis of a wide variety of CTDs and other diseases which can be challenging to diagnose as a result of overlapping symptoms. These diseases include SLE, RA, Sjögren’s syndrome, APS, other autoimmune-related diseases such as autoimmune thyroid, and other disorders that mimic these diseases, such as fibromyalgia. Our test’s ability to allow rheumatologists to effectively rule out SLE and differentially diagnose other CTDs such as RA adds clarity to the rheumatologist’s assessment, thereby making the larger diagnostic process more efficient and accurate. The clinical performance of our proprietary biomarkers and the convenience of a single blood draw make AVISE® CTD an attractive choice among rheumatologists.
AVISE® Lupus
The AVISE® Lupus test employs CB-CAPs technology and is the cornerstone of the SLE assessment within our more comprehensive AVISE® CTD testing product. AVISE® Lupus measures activation of the complement system by quantifying the level of BC4d and EC4d in the patient’s blood. Rheumatologists choose to order the comprehensive AVISE® CTD test or the more focused AVISE® Lupus test based on medical necessity, which is determined by each patient’s symptoms and medical history.
AVISE® APS
AVISE® APS consists of a specialized panel of autoantibody tests. This test aids in both the diagnosis and management of APS, a hyper-coagulation state leading to thrombosis, pregnancy complications and even death. Rheumatologists would typically request the AVISE® APS test in patients who initially tested positive for one or more APS biomarkers contained in AVISE® CTD, or in the management of patients experiencing a high-risk pregnancy.
AVISE® Vasculitis AAV
In September 2020, we launched AVISE® Vasculitis AAV which utilizes a testing panel of individual analytes designed to provide physicians with rapid and reliable results in the assessment and monitoring of anti-neutrophil cytoplasmic antibody (ANCA) associated vasculitis (AAV). AAV is a group of autoimmune diseases characterized by vascular inflammation and damage. Early signs and symptoms vary greatly and are not always indicative of the severity of the disease. Rapid and accurate testing is essential to prevent death and long-term disability.
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

AVISE® Anti-CarP
AVISE® Anti-CarP, which measures anti-CarP, was developed by the Leiden University Medical Center, and we introduced it as a biomarker-driven RA prognostic test through a distribution agreement with Werfen USA, LLC. with the goal of identifying patients prone to more severe disease. We were the first commercial laboratory to make testing for anti-CarP available in the United States with the introduction of AVISE® Anti-CarP in 2018. This test uniquely addresses two major challenges facing rheumatologists today – (1) patients presenting with RA symptoms but lacking the common confirmatory blood tests for anti-RF or anti-CCP, known as sero-negative patients, and (2) the lack of a serologic indicator, which indicates a poor prognosis and helps guide treatment decisions. Anti-CarP can be positive in up to 26% of RA patients who are negative for anti-CCP. Furthermore, RA patients positive for Anti-CarP have an increased risk for more severe RA disease, including permanent joint damage.
AVISE® PC4d
AVISE® PC4d, introduced in 2018, reflects over 10 years of research efforts and employs CB-CAPs technology. This CB-CAP biomarker measures platelet-bound C4d (PC4d), and has been shown in clinical studies to have significant association with thrombosis and ischemic stroke in SLE. These thrombotic events can be among the most damaging and deadly forms of lupus flares and often strike without warning. Because of its strong association with thrombosis, we believe AVISE® PC4d promises to be a valuable tool for SLE disease monitoring.
Monitoring
AVISE® SLE Monitor
AVISE® SLE Monitor is a blood test that employs CB-CAPs technology and is intended to assess the condition of a patient that has been diagnosed with SLE. It offers a unique combination of biomarkers that measure for EC4d, which has shown greater accuracy in tracking disease activity than C3 and C4, and PC4d, which is associated with thrombosis risk in SLE. AVISE® SLE Monitor offers additional insight into a patient’s disease activity as well as possible adverse events. Rheumatologists have limited methods for evaluating the extent of disease activity taking place inside the body of an SLE patient. They rely on imperfect biomarkers, overt symptoms or flares and patient reported history, all of which leave the rheumatologists looking for greater insights. In surveys conducted with SLE patients, it has been reported that patients tend to under report their symptoms and many healthcare providers are unaware of this bias. AVISE® SLE Monitor demonstrates correlation to SLE disease activity and is therefore designed to enable rheumatologists to effectively assess and optimize therapeutic intervention in patients diagnosed with SLE. Additionally, AVISE® SLE Monitor measures EC4d, anti-C1q, C3, C4 and anti-dsDNA which can assist physicians with managing their lupus nephritis patients. Depending on disease severity, our AVISE® SLE Monitor testing product may be utilized by patients multiple times a year and throughout their lives. We believe AVISE® SLE Monitor will play an increasingly important role in the management of SLE patients and further solidify the role and relationship of AVISE® testing products for these patients.
AVISE® MTX
AVISE® MTX is a patented and validated blood test that precisely measures blood levels of MTXPG, the active metabolite of methotrexate linked to disease control in RA patients. There is large variability in the way patients absorb and metabolize methotrexate, leaving rheumatologists unsure of what steps to take when a patient has an inadequate response. Methotrexate is the most widely prescribed drug by rheumatologists in the treatment of RA. Measuring MTXPGs allows rheumatologists to identify patients presenting with inadequate exposure to methotrexate enabling them to optimize dosing and achieve therapeutic levels commensurate with adequate disease control. When faced with a patient who is not responding to methotrexate therapy, the options include increasing the dose, switching to a parenteral delivery method and/or advancing to a more costly biologic therapy. AVISE® MTX provides crucial information as to whether a patient has achieved MTXPG blood levels consistent with an appropriate response to methotrexate, also known as the therapeutic level, or if the MTXPG blood levels are too low to produce adequate effects. AVISE® MTX can allow rheumatologists to make more informed therapeutic decisions in their efforts to optimize methotrexate therapy and give patients their best chance at achieving an optimal response.
AVISE® HCQ
AVISE® HCQ is a blood test designed to help rheumatologists objectively monitor levels of hydroxychloroquine (HCQ), in whole blood as they treat patients with SLE and other CTDs, including RA. HCQ is typically prescribed to patients to control SLE disease activity and prevent flares. However, there is large variability in the response to HCQ therapy, the drug can sometimes take weeks or months to have a therapeutic effect and compliance has been documented to be an issue in CTD patients. We believe measuring HCQ makes the patient accountable, and also helps to determine whether HCQ blood levels are adequate and consistent with clinical efficacy. The addition of new and costly biologic therapies approved for the treatment of SLE may drive interest by all healthcare stakeholders, especially payors, to adopt an approach that optimizes a generic drug before advancing to a costlier alternative.
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

AVISE® CTD Report

AVISE® CTD

Order ID 739813
Provider Exagen Provider MD

Specimen
Collected 01/19/2023
Received 01/20/2023

Test Order
Created 01/20/2023
Reported 01/25/2023

Patient **Sample, Susan S.**
Gender - DOB Female - 01/01/1996
Identifier Received
Exagen ID 541163

AVISE CTD Test Report

AVISE Lupus Result: **Positive - Index: 1.4**

Negative
Indeterminate
Positive
Tier 1 Positive
-5
-4
-3
-2
-1
0
1
2
3

<table>
<tr><th>Tier 1 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 1 Assessment</th></tr>
<tr><td>Anti-dsDNA IgG</td><td>20.00 IU/mL</td><td>Negative</td><td><201 - Negative | 201-<302 - Equivocal |≥302 - Positive</td><td rowspan="5">Negative</td></tr>
<tr><td>Confirmation by Crithidia luciliae</td><td></td><td>N/A</td><td></td></tr>
<tr><td>Anti-Smith IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>25 Net MFI</td><td>POSITIVE</td><td><15 - Negative | 15-75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>100 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
</table>

Note:

Criteria for Tier 1 Positive not met.

<table>
<tr><th>Tier 2 Analytes</th><th>Value</th><th>Interpretation</th><th>Reference Range</th><th>Tier 2 Assessment</th></tr>
<tr><td>ANA IgG</td><td>40.00 Units</td><td>POSITIVE</td><td><20 - Negative | 20-<60 - Positive | ≥60 - Strong Positive</td><td rowspan="8">Positive</td></tr>
<tr><td>CB-CAP: EC4d - Erythrocyte-bound C4d</td><td>25 Net MFI</td><td>POSITIVE</td><td><15 - Negative | 15-75 - Positive | >75 - Strong Positive</td></tr>
<tr><td>CB-CAP: BC4d - B-lymphocyte-bound C4d</td><td>100 Net MFI</td><td>POSITIVE</td><td><61 - Negative | 61-200 - Positive | >200 - Strong Positive</td></tr>
<tr><td>Anti-SS-B/La IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Scl-70 IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Centromere Protein B (CENP) IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-Jo-1 IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
<tr><td>Anti-CCP IgG</td><td>1.0 U/mL</td><td>Negative</td><td><7 - Negative | 7-10 - Equivocal | >10 - Positive</td></tr>
</table>

Note:

This assessment is associated with an increased likelihood of SLE.

Approved by: Richard Safrin, MD Richard E Safrin MD Date: 1-25-2023

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

Page 1 of 2

Order ID 739813	**Specimen**	**Patient** Sample, Susan S.
Provider Exagen Provider MD	Collected 01/19/2023	
	Received 01/20/2023	Gender - DOB Female - 01/01/1996
	Test Order	Identifier Received
	Created 01/20/2023	
	Reported 01/25/2023	Exagen ID 541163

SLE-Associated Analytes	*Value*	*Interpretation*	*Reference Range*
+ ANA IgG	40.00 Units	POSITIVE	ELISA: <20 - Negative | 20-<60 - Positive | ≥60 - Strong Positive
+ ANA by HEp-2 *Titer:*	1:320	POSITIVE	IFA: <1:80 - Negative | ≥1:80 - Positive
Nuclear Pattern: Speckled			
Cytoplasmic Pattern: Not Observed			
Anti-dsDNA IgG	20.00 IU/mL	Negative	ELISA: <201 - Negative | 201-<302 - Equivocal |≥302 - Positive
Confirmation by Crithidia luciliae	N/A		IFA: Negative
Anti-Smith IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
+ CB-CAP: EC4d - Erythrocyte-bound C4d	25 Net MFI	POSITIVE	FACS: <15 - Negative | 15-75 - Positive | >75 - Strong Positive
+ CB-CAP: BC4d - B-lymphocyte-bound C4d	100 Net MFI	POSITIVE	FACS: <61 - Negative | 61-200 - Positive | >200 - Strong Positive

Other Autoimmune Disease Auto-Antibodies	*Value*	*Interpretation*	*Reference Range*
+ Anti-U1RNP IgG	20.0 U/mL	POSITIVE	ELFA: <5 - Negative | 5-10 - Equivocal | >10 - Positive
Anti-RNP70 IgG	5.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Ro52 IgG	5.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Ro60 IgG	5.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-SS-B/La IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Scl-70 IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-RNA Pol III IgG	4.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Centromere Protein B (CENP) IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-Jo-1 IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Rheumatoid Arthritis Auto-Antibodies	*Value*	*Interpretation*	*Reference Range*
Rheumatoid Factor IgM	2.0 IU/mL	Negative	ELFA: <3.5 - Negative | 3.5-5 - Equivocal | >5 - Positive
Rheumatoid Factor IgA	1.0 IU/mL	Negative	ELFA: <14 - Negative | 14-20 - Equivocal | >20 - Positive
Anti-CCP IgG	1.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Antiphospholipid Syndrome Auto-Antibodies	*Value*	*Interpretation*	*Reference Range*
Anti-Cardiolipin IgM	2.0 U/mL	Negative	ELFA: <10 - Negative | 10-40 - Weak Positive | >40 - Positive
Anti-Cardiolipin IgG	4.0 U/mL	Negative	ELFA: <10 - Negative | 10-40 - Weak Positive | >40 - Positive
Anti-β2 Glycoprotein 1 IgM	3.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive
Anti-β2 Glycoprotein 1 IgG	2.0 U/mL	Negative	ELFA: <7 - Negative | 7-10 - Equivocal | >10 - Positive

Thyroid Auto-Antibodies	*Value*	*Interpretation*	*Reference Range*
Anti-Thyroglobulin IgG	<12 IU/mL	Negative	ELFA: <40 - Negative | 40-60 - Equivocal | >60 - Positive
Anti-Thyroid Peroxidase IgG	<4 IU/mL	Negative	ELFA: <25 - Negative | 25-35 - Equivocal | >35 - Positive

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

1261 Liberty Way, Vista CA 92081
CLIA# 05D1075048
CAP# 7201051 | NYSDOH PFI# 8369

Laboratory Directors:
Richard Safrin, MD
R. Harper Summers, MD

Provider Relations: 888.452.1522

AVISE and the AVISE and Exagen logos are registered trademarks of Exagen Inc. ©2023 All Rights Reserved

AVISE® tests are used for clinical purposes, not to be regarded as investigational or for research. Results are not intended to be used as the sole means for clinical diagnosis and patient management decisions. This test (AVISE CTD) was developed, and performance characteristics were determined by Exagen Inc. as a Laboratory Developed Test (LDT). The Exagen laboratory is certified under the Clinical Laboratory Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP) as qualified to perform high-complexity clinical laboratory testing, and FDA approval or clearance is not necessary.

SA1684 (2/23)

Our Pipeline and Growth Opportunities
We regularly confer with national experts in the clinical management of rheumatic autoimmune diseases, including RA and lupus, to help guide the organization’s leadership team on the design and execution of research projects, as well as weigh-in on known and anticipated advances in technologies affecting clinical management of autoimmune diseases. We believe there is significant potential to capitalize on our proprietary technologies by integrating with commercially validated biomarkers to develop testing products with superior clinical utility. The complement pathway is widely implicated in the pathogenesis of a variety of conditions, including autoimmune diseases and organ transplant rejection. We believe that CB-CAPs technology, owing to its stability and reliability, will allow us to produce meaningful and differentiated proprietary solutions for rheumatologists. For example, we are developing assays that we believe may have high diagnostic, prognostic, monitoring and/or therapeutic response value in patients with Lupus, RA and additional autoimmune indications.
AVISE® RADR Platform
RA is estimated to affect approximately 1.5 million patients in the United States and can be difficult to manage due to a well-defined treatment response ceiling for the spectrum of FDA-approved biological treatments for RA. Personalized therapeutic agent selection for RA patients remains a significant unmet need. RA patients often try multiple therapies empirically before they find one that lowers their disease activity. The placement of an RA patient on an ineffective therapy risks progression and worsening of the disease, further damage to the joints, and significant wasted spend on expensive therapeutic agents. There are currently no reliable assays for predicting positive patient response prior to the selection of commonly prescribed biological therapeutic agents. In collaboration with Queen Mary University of London (QMUL), we are aiming to develop a family of patented assays pertaining to RNA expression patterns used in the prediction of patient response to biological therapeutics for RA. The assays utilize minimally invasive synovial tissue biopsies as input, which are then processed for total RNA expression data. The resulting data is then run through proprietary artificial intelligence (AI) developed algorithms that provide actionable insights on predicted biological therapeutic response for RA patients based on an individual patient's RNA expression patterns.
AVISE® SLE Monitor (2.0)
SLE is characterized by a chronic, systemic inflammatory burden, and disease progression is defined by the accumulation of irreversible organ damage typically resulting from chronic inflammation and/or chronic corticosteroid use. Among the challenges for rheumatologists responsible for the care of lupus patients is the unpredictability of the disease course defined by periods of waxing and waning episodes of inflammation. The unpredictable nature of SLE and the lack of reliable conventional biomarkers indicative of present and near-term disease activity results in a significant unmet need for a surrogate method to monitor disease activity. Our goal is to leverage clinical and laboratory data collected across multiple longitudinal SLE cohorts to identify a set of biomarkers that can inform an AI-developed algorithm aimed at guiding ongoing treatment decisions throughout the course of a lupus patient’s journey.
AVISE® Lupus Nephritis
Lupus nephritis (LN) is an autoimmune disease and a frequent complication in people who have SLE. It causes the immune system to produce proteins called autoantibodies that attack the body's own tissues and organs, including the kidneys. If left untreated, LN can lead to significant health problems, permanent kidney damage and even death. Early diagnosis and treatment are key to managing LN and to preventing it from escalating. Although early onset of LN is not typically noticeable by patients, nearly 40% of SLE patients go on to develop LN. Currently, urinary protein to creatine ratio measurement is the standard means of assessing kidney damage; however, it is not necessarily indicative of kidney prognosis or treatment response. We aim to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from lupus nephritis.
Sales and Marketing
Our specialized sales force is focused on targeting the approximately 4,500 rheumatologists across the United States. Our sales representatives generally have extensive experience in healthcare sales with backgrounds in rheumatology, diagnostics and/or pharmaceutical sales. In addition, our sales representatives complete a comprehensive disease-level sales training program and are required to participate in regular, ongoing training activities and certifications.
Our goal is for our sales representative to be viewed as a collaborative resource to the rheumatologists and their practice.

Our field-based sales force is organized into 40 territories within the following four regions: West, Central, Northeast and Southeast. Our inside sales force helps further our brand awareness with, and access to, rheumatologists located in rural and outlying areas of the United States. We intend to continue to evaluate our sales force's reach and frequency of interactions with rheumatologists, including as we launch our pipeline products. To further support our promotional efforts, we have a centralized, dedicated client services department with a high level of technical training that augments our specialized sales force and marketing activities. This group enhances sales efficiency and customer satisfaction by providing personalized customer support.
Adoption and Growth through Quality Testing and Service
Our focus on quality allows for a dedicated sales approach which entails a commitment to understanding the needs of both provider and patient. Through raising awareness of the benefits AVISE® testing provides, our sales team is able to deliver quality testing and support services to providers, and ultimately, their patients. To ensure our marketing and sales efforts are reaching those that we believe could benefit most from AVISE®, we emphasize execution in three core areas: targeting, messaging and call frequency. We strategically target the highest-potential practices by utilizing various data sources (e.g., market analytics, demographic data, historical therapeutic usage and diagnostic product trends). Furthermore, we believe the increased access afforded by our testing products will allow for patient-focused messaging and the increased accuracy of our testing products over current standard of care diagnostic methodologies. Finally, we execute a high-frequency promotional strategy for our top-targeted rheumatologists and their office personnel to build knowledge, understanding and retention of the benefits of our testing products.
We plan to leverage core channels for building awareness and adoption, including our participation with multiple patient advocacy organizations and medical societies, such as the American College of Rheumatology (ACR). We have also established strong relationships with multiple rheumatology care management organizations (Super Groups), which can be key in influencing favorable reimbursement. Our AVISE® MTX testing product has been included in the clinical guidelines for two of these groups. We believe our experience with advancing a testing product from initial development through clinical adoption differentiates us and uniquely positions us to replicate success with our other testing products. Beyond working with these Super Groups, we intend to continue to augment field selling activity with a balanced marketing mix, including print and digital advertising, direct marketing, continuing medical education programs and working with key opinion leaders to support peer-to-peer educational events.
Reimbursement, Clinical Validation and Clinical Utility
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors and client bill arrangements. Third-party payors include government payors, such as Medicare and Medicaid, and commercial payors, such as insurance companies. Achieving and maintaining broad coverage and reimbursement of our current products by third-party payors, including Medicare, are key components that contribute to our revenue and financial results. Expanding coverage by government and commercial payors for our commercialized and pipeline tests is and will be important for our future growth.
We are actively engaged in efforts to achieve broad commercial coverage and reimbursement for our current and future products, followed by contracting with commercial payors. Achieving positive coverage reduces the need for appeals and reduces failures to collect from the patient’s insurance. Additionally, achieving in-network contracts with commercial payors can shorten the time required to receive payments. Our approach to commercial payment is centered on impacting our standing in clinical guidelines and individual payor medical policies. We seek to accomplish this through continued evidence development and publication, medical director engagement and individual claim-based appeal efforts, detailed as follows:
▪Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe inclusion in leading clinical guidelines plays a critical role in payors’ coverage decisions. In order to change clinical guidelines, tests must carry a high level of published evidence demonstrating analytical validity, clinical validity, clinical utility and cost-effectiveness. When studies with such evidence are published in peer-reviewed journals, the authors of clinical guidelines may assess the level of evidence and determine whether modifying existing guidelines to include new technology is warranted.
▪Execute an internal managed care policy and claims adjudication function as part of our core business operations. We employ a team of in-house claims processing and reimbursement specialists who work with patients and payors to obtain maximum reimbursement. In parallel, a managed care team collaborates with our reimbursement specialists to ensure our payor outreach strategy reacts to and anticipates the changing needs of our customer base. Overall, we work to address payors at the national level in addition to high claim volume regional payors we have identified based on our current territory coverage.
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
While we have contracts for reimbursement with a limited number of commercial payors, we are actively pursuing additional commercial payor contracts. When we contract to serve as a participating provider, reimbursements are made pursuant to a percentage of our charges or a negotiated fee schedule amount. Where we are not reimbursed in full, or receive a claim denial, for in-network and out-of-network claims, we may elect to appeal the insurer’s underpayment or denial of payment or seek payment from the patient.
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
We further demonstrated the clinical validity of AVISE® Lupus for detection of probable SLE (pSLE) in a 246 subject multi-center, prospective, cross-sectional study, first published in the Arthritis & Rheumatology Journal in September 2019. The objective of this study was to evaluate the frequency of AVISE® Lupus and CB-CAPs as a marker of complement activation in patients with pSLE and the usefulness of the AVISE® Lupus test as a predictor of the evolution of pSLE into classified SLE by the ACR criteria. Of the 92 pSLE patients, more pSLE were positive for CB-CAPs (28%) or AVISE® Lupus (40%) than for low complement (9%) at the enrollment visit (p=0.0001, for each) and an AVISE® Lupus index score >0.08 prospectively associated with the development from pSLE to SLE by ACR classification criteria within 18 months (hazard ratio = 3.11, p<0.01).
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
In early 2018, we initiated CARE for Lupus, a prospective, randomized, multi-site study to assess the performance of AVISE® Lupus versus standard diagnostic laboratory tests (SDLT). A total of 145 patients were enrolled across 32 sites between July 2017 and December 2018, with 73 patients enrolled in the SDLT group and 72 patients in the AVISE® Lupus group. The CARE study was published in September 2019 in Lupus Science & Medicine. Results showed among patients who tested positive for AVISE® Lupus (n=9), 44% in the AVISE® Lupus group had a higher likelihood of SLE, compared with 9% in the SDLT group (p=0.127), whereas among patients who tested negative for AVISE® Lupus (n=63), 60% in the AVISE® Lupus group had a lower likelihood of SLE, compared with 37% in the SDLT group (p=0.012). In the group of patients randomized to the AVISE® Lupus group, positive test results associated significantly with initiation of prednisone (p=0.03) and a similar trend was observed with HCQ therapy (p=0.11). Finally, in the group of patients randomized to the AVISE® Lupus group, a positive test result associated with an increase in patient-reported outcomes measuring health-related quality of life using five-level EQ-5D (EQ5D-5L index score) from enrollment to visit 2 (p=0.028), and greater improvements were detectable when compared to the group of patients positive for AVISE® Lupus and randomized to the SDLT arm (p=0.049).
In July 2021, a real-world retrospective analysis of patients tested with the AVISE® Lupus test was published in the journal Lupus Science & Medicine, titled "A multianalyte assay panel with cell-bound complement activation products demonstrates clinical utility in systemic lupus erythematosus clinical utility study summary." A cohort of 161 AVISE® Lupus tested patients from 12 rheumatology centers across the United States provided clinical outcome data on diagnosis and treatment decisions following AVISE® Lupus testing. The study findings revealed a 7 to 15-

fold increased risk of Lupus diagnosis in AVISE® Lupus Positive and anti-dsDNA negative patients relative to patients negative for both tests. In addition, AVISE® Lupus positive and anti-dsDNA negative patients were at 3 to 4-fold increased odds relative to patients testing negative for both tests of starting a new hydroxychloroquine (cornerstone therapy for Lupus) prescription following AVISE® Lupus testing. Collectively, the study results affirm earlier study findings demonstrating the superior clinical utility and actionability of AVISE® Lupus vs. standard diagnostic testing for the differential diagnosis of Lupus.
In July 2022, we announced new, real-world evidence illustrating that AVISE® testing can enable decisive clinical action in the differential diagnosis of lupus. The "Complement Activation Products vs Standard ANA Testing: Treatment Outcomes, Diagnosis, and Economic Impact in Systemic Lupus Erythematosus" (CAPSTONE) study was the largest comparative utility study in lupus diagnostics and was published in the Journal of Managed Care & Specialty Pharmacy. The study leveraged multiple databases encompassing electronic health records and linked insurance claims data on nearly 50,000 patients tested with AVISE® or standard of care labs from hundreds of rheumatologists across the United States, comparing diagnosis, treatment and cost of care outcomes for new patients tested with AVISE® Lupus and those tested with a traditional ANA (tANA) approach, including specific autoantibodies. The CAPSTONE study supports that the AVISE® Lupus test is more clinically effective, both for patients who test positive and those who test negative, as compared to the current standard of care. Important key findings of the CAPSTONE study included, among other things, a: (i) 2x decrease in diagnostic testing costs in the first six-month follow-up period for AVISE® Lupus [-] vs. tANA[-]; (ii) 3.5x less frequent repeat testing overall when using AVISE® Lupus vs. tANA; (iii) 6x increased odds of establishing a new SLE diagnosis with AVISE® Lupus [+] vs. tANA[+]; and (iv) 3x increased odds of initiating one or more SLE treatments with AVISE® Lupus [+] vs. tANA[+]. The CAPSTONE study exemplifies the advantages of the AVISE® Lupus test for patients, providers and payors. Delayed diagnosis leads to increased disease burden and diminished quality of life for the patient relative to the current standard of care. By receiving conclusive results, providers are able to initiate treatment early, reducing the need for more aggressive approaches down the road that can lead to irreversible consequences for the patient. Additionally, a conclusive negative test allows providers to lower the number of repeat tests and follow-up visits which is a critical step for achieving diagnostic clarity for the patient.
Healthcare Economics
In October 2020, a study in collaboration with leading health economic experts was published in the journal ACR Open Rheumatology, titled "Evaluation of the Economic Benefit of Earlier Systemic Lupus Erythematosus (SLE) Diagnosis using a Multivariate Assay Panel (MAP)." This was the first ever evaluation of the economics of diagnosing SLE with AVISE® Lupus (MAP) compared to standard diagnostic laboratory tests in a hypothetical cohort of 1,000 suspected SLE patients. Over the four-year time horizon, AVISE® Lupus demonstrated an estimated total direct cost savings of approximately $2.0 million ($1,991 per patient). In addition, the year one savings was $0.7 million ($655 per eligible patient), with the use of AVISE® Lupus, which aligns with early benefit to health plans looking for savings in the first year.
Laboratory Operations
We perform all of our AVISE® tests in our approximately 13,000 square foot laboratory located in Vista, California. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by California and all states requiring out-of-state licensure, including the New York State Department of Health (NYSDOH). Our clinical laboratory typically reports AVISE® testing product results within five business days.
We believe that our existing laboratory facility is adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.
Quality Assurance
Our quality assurance function oversees the quality of our laboratory operations. We have established oversight for systems implementation and maintenance procedures, document control processes, supplier qualification, preventive or corrective actions and employee training processes that we believe achieves excellence in operations. We continuously monitor and improve our processes and procedures and believe this high-quality service leads to customer satisfaction and retention.
Competition
Our principal competition for our AVISE® testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. (acquired by Laboratory Corporation of America in June 2020). Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Progentec Diagnostics Inc., Scipher Medicine Corporation, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc., AMPEL BioSolutions, and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
We believe the principal competitive factors in our target market include: quality and strength of clinical and analytical validation data; confidence in diagnostic results; sales and marketing capabilities; the extent of reimbursement; inclusion in clinical guidelines; cost-effectiveness; and ease of use. We rely upon independent sources for phlebotomy to obtain patient samples; interruptions to this capability could dramatically impact patient access to our tests.
Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources; in addition to greater selling and marketing capabilities. Others may develop products with prices lower than ours or have preferred network status that could be viewed by rheumatologists and payors as functionally equivalent to our solution or offer solutions at prices designed to promote market penetration. This could force us to lower the list price of our products and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability.
Agreements with Pharmaceutical Companies
Collaboration Agreement with GSK
In January 2018, we entered into a collaboration agreement with GSK, pursuant to which we provided GSK with our test result data to provide market insight into and help increase awareness on the benefits of an early and accurate diagnosis of SLE. The agreement was amended in November 2018 to, among other things, include data from our AVISE® Prognostic and AVISE® HCQ testing products and extend the term of the agreement through December 31, 2019. The agreement was further amended in November 2019, November 2020, December 2021 and February 2022.
Under the agreement, we were required to deliver weekly de-identified data files to GSK covering all data obtained from the performance of certain AVISE® testing products, subject to applicable requirements under the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) internal policy requirements and other applicable laws. During the term of the agreement and amendments through December 31, 2021, the data we provided to GSK could not be provided, directly or through a third party, to any other pharmaceutical company that was marketing or developing a product for the treatment of SLE, however, the February 2022 amendment eliminated that limitation. GSK made a single upfront payment in exchange for the right to receive the applicable data files. In addition, GSK agreed to create a joint steering committee to cooperate with us in order to raise awareness and physician support for our AVISE® testing products, including through the development and delivery of approved promotional materials and the implementation of a related training plan for each party’s sales personnel.
This agreement was terminated, effective January 1, 2023.
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
We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. The patent families comprising our patent portfolio are primarily focused on our AVISE® testing products for the diagnosis, prognosis and monitoring of autoimmune and autoimmune-related diseases, and are generally directed to CB-CAPs, red blood cell MTXPG exposure assessments and anti-MCV antibodies. We intend to leverage the intellectual property surrounding our AVISE® testing products as an important component of our business strategy.
Patent Protection for our AVISE® Testing Products
Our portfolio of patents and patent applications related to our AVISE® testing products generally relates to three aspects: CB-CAPs, red blood cell MTXPG exposure assessments and anti-MCV antibodies. The patent families which we believe are important for the protection of AVISE® are summarized below in the section entitled “License Agreements.” As of February 22, 2023, our portfolio primarily consisted of the following:
CB-CAPs
We are the exclusive licensee of five patent families related to CB-CAPs technology from the University of Pittsburgh (UPitt). We expect that these patent families (U.S. Patent Nos. 7,361,517, 7,390,631, 7,585,640, 7,588,905, 8,080,382, and 8,126,654) will expire in 2024 or 2025. A foreign patent corresponding to U.S. Patent No. 7,361,517 has issued in Europe (EP 1,756,571). Foreign patents corresponding to U.S. Patent No. 7,585,640 have issued in Australia (AU 2005242719) and Canada (CA 2,564,492). A foreign patent corresponding to U.S. Patent Nos. 7,588,905 and 8,126,654 has issued in Japan (JP 4550051). We own three issued patents (US 10,132,813, US 11,260,099, and 11,531,033), three pending U.S. nonprovisional patent applications, and seven pending foreign applications that relate to our AVISE® Lupus products. Foreign patents corresponding to our issued U.S. patent and pending U.S. nonprovisional patent applications have issued in Europe (EP 2,673,644 and EP2972365), China (CN105229470), Japan (JP 5,990,542 and JP6453299) and Hong Kong (HK1192316).
MTX Exposure Assessment Products and Services
We own four patents that relate to our AVISE® MTX product and methods for monitoring methotrexate therapy using red blood cell MTXPG exposure assessments. These patents include U.S. Patent Nos. 6,921,667, 7,563,590, 7,582,282 and 7,695,908, which are expected to expire between 2023 and 2027.
Proprietary Rights and Processes
We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any such breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks Related to our Intellectual Property.”
License Agreements
Amended and Restated Exclusive License Agreement with the University of Pittsburgh
In August 2011, we entered into an amended and restated exclusive license agreement with UPitt, to amend and restate the exclusive license agreement we obtained by our purchase of the medical diagnostics division of Cypress Bioscience, Inc. (Cypress) in 2010 (the Cypress Purchase) and to obtain an exclusive license to UPitt’s patent rights in certain inventions (the UPitt Patent Rights) related to the use of CB-CAPs technology in the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products. The agreement was amended three times, once in May 2012 to, among other things, limit the territory of the license to the United States and exclude certain foreign patents and applications from the agreement, once in September 2013 to add (1) an additional U.S. patent to the UPitt Patent Rights licensed under the agreement and (2) the field of monitoring of organ transplantation and organ rejection to the scope of the license, and once in June 2016 to, among other things, clarify the definition of combination products for determining royalties due under the license.
Under the agreement, we are permitted to make, use and sell products and services utilizing the UPitt Patent Rights in the field of SLE and the field of monitoring of organ transplantation and organ rejection and to sublicense such rights. UPitt retained the right to practice under the UPitt Patent Rights and to use such rights for non-commercial education and research purposes. In addition, this agreement is subject to the rights of the U.S. government, if any, as set forth in 35 U.S.C. §200, et seq. Pursuant to this law, the U.S. government may have acquired a nonexclusive, nontransferable, paid-up license to practice or have practiced for or on behalf of the U.S. government the inventions described in the UPitt Patent Rights throughout the world.
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
Exclusive License Agreement with the University of Pittsburgh
We made an economic decision to cease the maintenance and licensing of UPitt Patent Rights outside the United States, which led to such rights returning to UPitt. We subsequently made the determination to re-license these foreign patent rights from UPitt, but at the time of re-licensing these patent rights, a number of the foreign patent rights had permanently lapsed. Accordingly, in September 2013, we entered into an exclusive license agreement with UPitt to obtain an exclusive license to UPitt’s remaining ex-U.S. patent rights in certain inventions (the ex-U.S. UPitt Patent Rights) related to the use of CB-CAPs technology in the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products.
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
Asset Purchase Agreement with Cypress (Royalty Pharma) and Proprius Pharmaceuticals, Inc.
In October 2010, we completed the Cypress Purchase pursuant to an asset purchase agreement with Cypress and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc., under which we obtained certain assets related to our AVISE® testing products and services. In 2011, Royalty Pharma Collection Trust (Royalty Pharma), acquired Cypress and became its successor-in-interest under the agreement. In consideration for the acquisition, we made certain initial cash payments to Cypress and we are currently making payments to Royalty Pharma, as a successor-in-interest to Cypress, pursuant to the August 2012 amendment, which payments are subject to acceleration in certain circumstances. Under our agreements with Royalty Pharma, we are required to pay Royalty Pharma a low double-digit royalty on the world-wide net sales of CB-CAPs products and a low double-digit royalty on the net sales of certain new products in each case, for a period of eight years, which eight-year period expired in January 2020.
In addition, we are required to make certain one-time contingent milestone payments for two third-party commercial programs, for the launch of a CB-CAPs monitoring assay, and for the achievement of an annual, worldwide net sales level for CB-CAPs products. Our agreement with Royalty Pharma requires that we use commercially reasonable efforts to cause each of the milestones to be achieved. In December 2015, we achieved the specified annual world-wide net sales of CB-CAPs products which required us to make a $2.0 million milestone payment to Royalty Pharma. We paid the applicable $2.0 million milestone payment in 2016. In February 2017, we amended our agreements with Royalty Pharma relating to the launch of a monitoring product using CB-CAPs technology. As a result of this amendment, a prior obligation to make a one-time payment of $1.0 million upon the launch of a monitoring product incorporating CB-CAPs technology was replaced with an agreement to pay Royalty Pharma a one-time payment of $100,000 upon the launch of such a product, plus a 2.5% royalty based on future cash collections from sales of that product which incorporate the licensed technology. Future royalties under this arrangement are limited to the lesser of $1,200,000 (including the upfront payment of $100,000) or the total royalty earned through January 1, 2024.
Exclusive License Agreement and Master Research Collaboration Agreement with Allegheny Health Network Research Institute
In May 2021, we entered into an exclusive license agreement with Allegheny Health Network Research Institute (AHN), under which we obtained an exclusive, worldwide license to AHN's patent rights in certain inventions (the AHN Patent Rights) related to diagnostics for autoimmune rheumatic diseases.
Under the agreement, we are permitted to make, use and sell products and services utilizing the AHN Patent Rights and to sublicense such rights; provided, however, that any such sublicenses may only be granted with AHN's consent. AHN retained the right to practice under the AHN Patent Rights and to use such rights for teaching, research, education, public service, clinical and other research-related purposes. In addition, the agreement is subject to the rights of the U.S. government with respect to the AHN Patent Rights, including under a funding agreement between AHN and the U.S. government and under the Bayh-Dole Act (35 U.S.C. §200, et seq.). Pursuant to the Bayh-Dole Act, the U.S. government may acquire a nonexclusive, nontransferable, paid-up license to practice or have practiced for or on behalf of the U.S. government the inventions described in the AHN Patent Rights throughout the world.
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
In the event we sublicense any of the AHN Patent Rights, we are obligated to pay AHN a mid-double-digit percentage of any sublicense income, whether in the form of royalties or sub-license fees.
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
Exclusive License Agreement and Collaboration Agreement with Queen Mary University of London
In November 2021, we entered into an exclusive license agreement with QMUL, under which we obtained an exclusive license to QMUL's patent-pending inventions (the QMUL Patent Rights), related to diagnosis and/or development of diagnostic or companion diagnostics for rheumatoid arthritis.
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
We may terminate the agreement upon six month written notice to QMUL. QMUL may terminate the agreement in the event of our nonperformance of any of our material obligations under the agreement if such nonperformance remains uncured for a certain period of time following our receipt of written notice of such nonperformance or in the event of insolvency. Absent early termination, the agreement will continue for a period of 20 years after the first commercial sale of any licensed product utilizing the QMUL Patent Rights.
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
State Laboratory Licensing
Our Vista facility also holds a state license issued by the California Department of Public Health (DPH). California law and regulations establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of laboratory personnel and quality control. In addition, California laws and regulations also mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory for quality control purposes.
Because we receive specimens from New York, our Vista facility is also required to be licensed by the NYDOH New York laws and regulations establish standards in a variety of operational areas, including:
▪day-to-day operation of the laboratory, including training and skill levels required of laboratory personnel;
▪physical requirements of a facility;
▪equipment; and
▪validation and quality control.
New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in or outside of New York. If a laboratory is out of compliance with New York's statutory or regulatory standards, the NYDOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. New York's law and regulations are more stringent than CLIA in certain respects. For example, NYDOH must approve a laboratory developed test (LDT) before it is offered in New York. We have received written approval from NYDOH to offer our products in New York.
In addition to New York and California, other states, including Maryland, Pennsylvania and Rhode Island, require licensing of out-of-state laboratories under certain circumstances.
Federal Oversight of Laboratory Developed Tests and Certain Devices
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We perform our tests like AVISE® CTD, AVISE® SLE Prognostic and AVISE® MTX assays in our Vista, California clinical laboratory, and they are primarily regulated under CLIA, as administered by CMS, as well as by applicable state laws, as described above. The FDA regulates any diagnostic tests that meet the definition of a medical device, except under specific, narrow circumstances. The Federal Food, Drug and Cosmetic Act (FDCA) defines a medical device as "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes." By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an in vitro diagnostic test (IVD), as "reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae." Therefore, the FDA generally considers diagnostic testing products like ours to be IVDs subject to the agency's regulatory requirements. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.
The FDCA classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices or devices deemed not substantially equivalent to a previously 510(k) cleared device, are categorized as Class III. These devices typically require submission and approval of a premarket approval application (PMA). Devices deemed to pose lower risk are categorized as either Class I or II. For most Class II devices, a manufacturer must submit to the FDA a 510(k) premarket notification submission requesting clearance of the device for commercial distribution in the United States. Some low-risk Class II devices are exempted from this requirement. When a 510(k) premarket notification submission is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is "substantially equivalent" to: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from Class III to Class II or Class I, or (iii) another legally marketed, similar device that has been cleared through the 510(k) clearance process. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Most Class I devices are exempt from 510(k) premarket notification requirements, but like Class II and III devices, are subject to general controls, such as registration and listing, quality system, labeling, and reporting requirements.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or "off-label" uses; and the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.
Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable device regulations with respect to IVDs that are designed, manufactured and used within a single high-complexity CLIA-certified laboratory for use only in that laboratory. Such tests are referred to as LDTs. We believe that all of our AVISE® test products are LDTs, as are our near-term pipeline candidate tests. As a result, we believe our diagnostic services are currently subject to the FDA’s enforcement discretion and are not subject to the agency's direct oversight or enforcement of device regulations. However, reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation.
Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For several years, members of Congress have been working with stakeholders on a possible bill to regulate in vitro clinical tests including LDTs. Most recently, legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID Act), has been garnering bipartisan and bicameral support. The VALID Act would codify into law the term "in vitro clinical test" (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. If the FDA finalizes its position on regulation of LDTs through formal notice-and-comment rulemaking, or the VALID Act or other federal legislation is passed reforming the government’s regulation of LDTs, or alternatively, if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we could be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements. Any new legislation or formal FDA regulations affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our tests in particular, whether as a result of new legislative authority or following formal notice-and-comment rulemaking, we may be required to obtain premarket clearance for our tests under Section 510(k) of the FDCA or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.
Regulation of Clinical Trials
We have also conducted and may in the future conduct research studies for our AVISE® tests and our other tests in development that involve clinical investigators and human subjects (or stored specimens from human subjects) at sites in the United States. We may need to conduct additional clinical trials for the AVISE® tests, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.
The conduct of clinical trials is also subject to extensive federal and institutional regulations intended to assure that the data and reported results are credible and accurate and that the rights, safety, and welfare of study participants are protected. Most studies involving human participants must be reviewed and approved by, and conducted under the auspices of, a duly-constituted institutional review board (IRB), which is a multi-disciplinary committee responsible for reviewing and evaluating the risks and benefits of a clinical trial for participating subjects and monitoring the trial on an ongoing basis. Companies sponsoring the clinical trials and investigators also must comply with, as applicable, regulations, guidelines and IRB requirements for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. The sponsoring company or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, studies involving human subjects often require significant time and cash resources to complete and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results.
Advertising of Laboratory Services or LDTs
Whether regulated by FDA as Class I or Class II devices or not directly subject to FDA’s device requirements as LDTs, advertising for our laboratory services and diagnostic testing products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state law restrictions, such as California’s Physician Ownership and Referral Act of 1933 (PORA), and other comparable state laws. The Stark Law generally prohibits us from billing Medicare or Medicaid for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial relationship with us, unless the arrangement meets an exception to the prohibition. A financial relationship can be a compensation arrangement or an ownership or investment interest.
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
Although the Anti-Kickback Statute applies only to items and services reimbursable under any federal healthcare program, a number of states, including California, have passed statutes substantially similar to the Anti-Kickback Statute that apply to all third-party payors, including commercial insurers, and, in some states, to patients without insurance. The California Attorney General and courts have interpreted the California anti-kickback and fee-splitting laws in substantially the same way as the courts have interpreted the Anti-Kickback Statute. Penalties under such state laws include imprisonment and significant monetary fines.

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (EKRA) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the Anti-Kickback Statute, EKRA is not limited to services covered by federal healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial third-party payors. Although EKRA apparently was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute and regulations. EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued.
Other Federal and State Healthcare Laws
In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, federal law permits the Office of Inspector General for the Department of Health and Human Services to exclude an individual or entity from Medicare or Medicaid for charging federal healthcare programs, including Medicare or Medicaid, substantially in excess of its usual charges for its items or services absent a finding of good cause. The terms “usual charge” and “substantially in excess” are subject to varying interpretations.
The federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud pursuant to its qui tam provisions. Because the complaint in a qui tam action is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. Regardless of whether the government intervenes in the action, the relator, if successful, will receive a percentage of the recovery. In addition, providers and suppliers must report and return any overpayments received from the Medicare and Medicaid programs within 60 days of identification, and failure to identify and return such overpayments exposes the provider or supplier to federal False Claims Act liability. Violation of the federal False Claims Act may result payment of up to three times the actual damages sustained by the government, plus significant per-claim civil penalties. Several states, including California, have enacted comparable false claims laws that may apply regardless of payor.
The federal civil monetary penalties law (the CMP Law) prohibits, among other things, (1) the offering or transfer of remuneration (including a waiver of copayments and deductible amounts) to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal healthcare program; (3) billing for services requested by an unlicensed physician or an excluded provider; (4) billing for medically unnecessary services; and (5) presenting or causing to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The penalties for violating the CMP Law may include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.
As noted, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments, co-insurance and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be held liable under the CMP Law. Moreover, in certain cases, providers who routinely waive amounts owed by federal healthcare program beneficiaries can also be held liable under the Anti-Kickback Statute and the federal False Claims Act. One of the exceptions to the prohibition under the CMP Law covers non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts, and the Anti-Kickback Statute has a safe harbor. The U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG), has emphasized in guidance documents that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payors.
Federal criminal statutes prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including those administered by commercial payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, this federal criminal statute requires a showing of intent, but a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
We are also subject to applicable state restrictions on laboratory billing. These laws vary from state to state but generally are intended to prevent a provider who ordered but did not perform the service from billing for that service at a markup. For example, California has an anti-markup statute with which we must comply, which prohibits a provider from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory that performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under California’s Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup and other client billing restrictions with which we must comply. Many states also have "direct-bill" laws, which require the party that performed the service to bill for the service, with certain exceptions.
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
International Regulations
Many countries in which we may offer any of our testing products in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program. In situations involving physicians employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act (FCPA), and/or other applicable anti-corruption laws.
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
The standard of intent and knowledge under the FCPA’s anti-bribery provisions is minimal intent and knowledge are usually inferred from the fact that bribery took place. The FCPA’s accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2.0 million and officers, directors, stockholders, employees and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other Organisation for Economic Co-Operation and Development Anti-Bribery Convention members, have similar anti-corruption regulations, such as the U.K. Bribery Act.

When marketing our testing products outside of the United States, we may be subject to foreign regulatory requirements governing human clinical testing, prohibitions on the import of tissue necessary for us to perform our testing products or restrictions on the export of tissue imposed by countries outside of the United States or the import of tissue into the United States, and marketing approval. These requirements vary by jurisdiction, differ from those in the United States and may in some cases require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.
Privacy and Security Laws
U.S. Data Privacy and Security Laws
HIPAA established comprehensive federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses and healthcare providers that conduct certain healthcare transactions electronically (collectively, Covered Entities), as well as individuals or entities that perform services for them involving the use, or disclosure of, individually identifiable health information or "protected health information" (PHI) under HIPAA (Business Associates). Under HIPAA, as amended by the HITECH Act, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.
The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures to maintain the security of protected health information.
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
Covered Entities must report breaches of PHI that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS (the Secretary). Breaches must be reported as soon as reasonably practicable, but no later than sixty days following discovery of the breach. Reports must be made to affected individuals, the HHS Secretary, and depending on the size of the breach, the local and national media. Covered Entities like us are also subject to the HHS HIPAA audit program and may be investigated in connection with a privacy or data security complaint.
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
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.
The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI. Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act (CMIA), imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California has also recently adopted the California Consumer Privacy Act of 2018 (CCPA), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023 amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. In addition to the CCPA, Virginia, Colorado, Connecticut, and Utah all enacted similar omnibus privacy laws that will also take effect in 2023, increasing the complexity of compliance and the risk of failures to comply.
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
Many states, such as Massachusetts, have also implemented genetic testing and privacy laws imposing specific patient consent requirements and requirements for protecting test results. The interplay of federal and state laws regulating genetic information may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on genetic privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.
Information Blocking Rules
The Office of the National Coordinator for Health Information Technology (ONC), coordinates the ongoing development of standards to enable interoperable health information technology infrastructure nationwide in the healthcare sector. In May 2020, ONC released the final Information Blocking Rule to implement the interoperability and patient access provisions of the 21st Century Cures Act. We will need to continually review our practices for conduct that could be considered as likely to interfere with access, exchange or use of electronic health information, as those practices are prohibited by the Information Blocking Rule, unless one of the exceptions outlined in the Information Blocking Rule applies. Among other things, the Information Blocking Rule requires us to provide patients with on-demand access to laboratory test results. These requirements can be inconsistent with our obligations as a laboratory under state law and/or medical or ethical standards. It is currently unclear how the ONC will approach delays in providing patient access in these situations. Healthcare providers including laboratories will be subject to civil monetary penalties for violations of the Information Blocking Rule once the penalty regulations are finalized. The amount of such penalties is unknown, but the regulations for health industry numbers (HINs), health information exchanges (HIEs), and certified developers of health information technology allow for up to $1.0 million in penalties per violation.
GDPR and Foreign Laws
We are also subject to foreign privacy laws in the foreign jurisdictions in which we sell our testing products. The interpretation, application and interplay of consumer and health-related data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. In Europe, the General Data Protection Regulation (GDPR) went into full effect in May 2018. The GDPR implements stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals in regard to their personal data and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. It provides that European Union (EU), and European Economic Area (EEA), member states may make their own further laws and regulations, which may impose further limitations, including in relation to the processing of biometric or health data, which may result in differences between member state laws, limit our ability to use and share personal data, cause our costs to increase and/or harm our business and/or financial condition. Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and the United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (U.K. GDPR) which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. In June of 2021, the European Commission granted the United Kingdom an adequacy decision with respect to data transfers under the GDPR. This adequacy decision is expected to last until June 27, 2025.
Billing and Government Reimbursement for Clinical Laboratory Services
Medicare
Medicare coverage is limited to items and services, within the scope of a Medicare benefit category that are reasonable and necessary for the diagnosis or treatment of an illness or injury. With respect to Medicare coverage, Palmetto GBA, the Medicare Administrative Contractor (MAC) responsible for administering Medicare’s molecular diagnostic services program (MolDX Program), issued a Local Coverage Determination (LCD) that provides coverage for our AVISE® MTX test. The MAC responsible for administering Medicare claims submitted by our laboratory, Noridian Healthcare Solutions (Noridian), has adopted Palmetto’s positive coverage policy, along with a related local coverage article that identifies a unique billing identifier for this test.
Under Medicare, payment for our laboratory tests are generally made under the Clinical Laboratory Fee Schedule (CLFS) with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act (PAMA), which substantially changed the way in which Medicare sets the payment amounts for clinical laboratory services. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule (PFS) are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for "advanced diagnostic laboratory tests"), private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. As required under PAMA, CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates for the tests.
On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests (CDLTs) are based upon these reported private payor rates. For CDLTs, for which there is no comparable existing CDLT, that are assigned a new or substantially revised Current Procedural Terminology (CPT) code, CMS will set the initial payment rates using the gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests (ADLTs) will be based on the actual list charge. Any reductions to payment rates resulting from the new methodology are limited to up to 10% per test per year in each of the years 2018 through 2020. As noted below, federal law has delayed implementation of further reductions until 2024, at which time the reduction cap will rise to 15% per test per year. PAMA did not impact Medicare reimbursement for AVISE® CTD in 2022 compared to levels experienced in 2021. Additionally, PAMA and changes to the PFS will not have a significant impact to Medicare reimbursement for AVISE® CTD in 2023 compared to levels experienced in 2022.
On December 20, 2019, the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act (LAB Act) took effect. The LAB Act delayed by one year the reporting of payment data under PAMA for CDLTs that are not ADLTs until the first quarter of 2021. The CARES Act, which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022. Then, on December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which included a provision that further delayed the next PAMA reporting period for CDLTs that are not ADLTs to January 1, 2023 through March 31, 2023. The Consolidated Appropriations Act, 2023, enacted on December 29, 2022, delayed the next PAMA reporting period to January 1, 2024 through March 31, 2024, which will cover the original data collection period of January 1, 2019 through June 30, 2019. New CLFS rates for CDLTs will be established based on that data beginning in 2025, subject to phase-in limits. As a result, Medicare payment rates determined by data reported in 2017 will continue through December 31, 2024. In addition, under PAMA, as amended, the payment reduction cap will be 15% per test per year in each of the years 2024 through 2026.
PAMA also authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests, as well as ADLTs. The American Medical Association's (AMA) CPT Editorial Panel approved a proposal to create a new section of billing codes called Proprietary Laboratory Analyses (PLA) codes, to facilitate implementation of this section of PAMA. The AMA publishes approved codes on a quarterly basis. We requested a PLA code and in the quarter ended March 31, 2022, CMS agreed, effective April 1, 2022, to recognize a new PLA code for our protein-based test, AVISE® Lupus.
Billing for diagnostic testing can be complicated. Depending on the billing arrangement and applicable law, we must bill various parties, such as commercial payors, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS also establishes new procedures and continuously evaluates and implements changes to the reimbursement process for billing government healthcare programs. Missing or incorrect information on test requisitions adds complexity to and slows the billing process, creates backlogs of unbilled tests, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could also lead to various penalties, including:
▪overpayments and recoupments of reimbursement received;
▪exclusion from participation in Medicare/Medicaid programs;
▪asset forfeitures;
▪civil and criminal fines and penalties; and
▪the loss of various licenses, certificates and authorizations necessary to operate our business.
Any of these penalties or sanctions could have a material adverse effect on our results of operations or cash flows.
Healthcare Reform
In March 2010, the Affordable Care Act (ACA) was enacted in the United States. The ACA made a number of substantial changes to the way healthcare is financed both by governmental and private payors. Although the ACA included a medical device tax, the tax never went into effect and was fully repealed by Congress with enactment of the 2019 federal spending package signed into law on December 20, 2019.
Since the ACA’s enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court (the Supreme Court) upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new Democrat-led presidential administration has been taking steps to strengthen the ACA. Future changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments, and the passage of the Consolidated Appropriations Act for 2023, will remain in effect through 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional state and federal healthcare reform measures may also be adopted in the future, any of which could have a material adverse effect on the clinical laboratory industry.
Environmental and Other Regulatory Requirements
Our laboratory is subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemicals, biological agents and compounds and blood and other tissue specimens. Typically, we use licensed or otherwise qualified outside vendors to dispose of this waste. However, many of these laws and regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. As a result, we could be held liable for damages and fines if our, or others', business operations or other actions result in contamination of the environment or personal injury due to exposure to hazardous materials. Our costs for complying with these laws and regulations cannot be estimated or predicted and depends on a number of factors, including the amount and nature of waste we produce (which depends in part on the number of tests we perform) and the terms we negotiate with our waste disposal vendors. In 2022, we disposed of all hazardous and/or medical waste that we produced across our entire business through environmentally sound methods.
Our operations are also subject to extensive requirements established by the U.S. Occupational Safety and Health Administration relating to workplace safety for healthcare employees, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.
Human Capital
As of December 31, 2022, we had a total of 204 employees: 199 full-time employees and 5 part-time employees. This includes 52 in laboratory operations, 9 in research and development, 62 in sales and marketing and 76 in general and administrative functions. All of our employees are located in the United States, none of which are represented by a labor union or covered by a collective bargaining agreement. We consider relations with our employees to be good.
We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, retaining and expanding our workforce, as needed, to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our business and operations, our pipeline, and also protect the long-term interests of our securityholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and efforts to ensure our employees' voices are heard.
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
We conduct periodic anonymous employee surveys aimed at measuring the overall satisfaction of our team and make efforts to address issues brought to our attention. The results consistently show that our employees consider their work valuable and meaningful.
Information About Our Directors and Executive Officers
The following persons currently serve as the directors and executive officers of Exagen:

Directors and Executive Officers	Position
Executive Officers
John Aballi	President, Chief Executive Officer and Director
Kamal Adawi	Chief Financial Officer and Corporate Secretary
Mark Hazeltine	Chief Business Officer

Directors
Tina Nova, Ph.D.	President, CLIA US, Veracyte, Inc.
Brian Birk	Managing Partner, Co-Founder, Sun Mountain Capital
Ana Hooker	Senior Vice President, Chief Laboratory Officer, Exact Sciences Corporation
Wendy Johnson	Chief Business Officer, Reneo Pharmaceuticals, Inc.
Ebetual Pallares, Ph.D.	Managing Member, Proficio Capital Management, LLC
Bruce Robertson, Ph.D.	Managing Director, H.I.G Capital, LLC
Frank Stokes	Chief Financial Officer, Castle Biosciences, Inc.
James L.L. Tullis	Chairman and Founder, Tullis Health Investors
Diversity and Inclusion
Our organization recognizes the importance of diversity and inclusion in recruiting, developing and retaining the best available talent. We are committed to further understanding and building upon our diversity and inclusion strengths and are continuing the process of identifying opportunities and developing initiatives.
As of December 31, 2022, 58.6% of our employees identified as female, 37.9% identified as male and 3.5% of our employees identified as other or declined to self-identify. Additionally, 52.4% of our employees identified as White, 22.8% as Hispanic or Latino, 13.3% as Asian, 3.0% as Black or African-American, 2.4% as two or more races (not Hispanic or Latino), 0.6% as Native Hawaiian or other Pacific Islander, and 0.6% as American Indian or Alaska Native. 4.9% of our employees identified as other or declined to self-identify.
Environmental, Social and Governance Matters
In 2020, we undertook a review of our environmental, social and governance (ESG), matters. In 2021, we released our initial Sustainability Report. In 2022, we created an Environmental, Social and Governance Committee (ESG Committee) with the purpose, duties and responsibility of reviewing and recommending our programs, policies and practices relating to ESG issues. The ESG Committee meets formally at least annually and plans to make recommendations to our President and Chief Executive Officer to be presented to the Audit Committee of our Board of Directors. For more information regarding our ESG initiatives, please refer to www.exagen.com/investors.
Suppliers
We rely on sole suppliers for the critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our AVISE® testing products. We also purchase components used in our AVISE® testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors.
Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2022 and 2021 and our total assets as of December 31, 2022 and 2021, is included in our Financial Statements in Item 8 of this Annual Report.
Corporate Information
We were incorporated under the laws of the state of New Mexico in 2002, under the name Exagen Corporation. In 2003, we changed our state of incorporation from New Mexico to Delaware by merging with and into Exagen Diagnostics, Inc., pursuant to which we changed our name to Exagen Diagnostics, Inc. In January 2019, we changed our name to Exagen Inc. Our principal executive offices are located at 1261 Liberty Way, Vista, California 92081. Our telephone number is (760) 560-1501. Our website address is www.exagen.com. The information contained in, or accessible through, our website is not part of, and is not incorporated by reference into, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
•If third-party payors do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products, or if we or our partners are unable to successfully negotiate payor contracts, our commercial success could be compromised;
•In the near-term, we expect that our financial results will depend primarily on sales of our testing products, and we will need to generate sufficient revenue from these testing products to grow our business;
•We may be unable to manage our growth effectively, which could make it difficult to execute our business strategy;
•Our commercial success depends on attaining and maintaining significant market acceptance of our testing products among rheumatologists, patients, third-party payors and others in the medical community;
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
•If our sole clinical laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed;
•We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations;
•We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2022, in connection with the restatement of our financial statements as of and for the three and six months ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations;
•We conduct business in a heavily regulated industry. Complying with the numerous statutes and regulations pertaining to our business is expensive and time-consuming, and any failure by us, our consultants or commercial partners to comply could result in substantial penalties;
•We may be required to modify our business practices, pay fines, incur significant expenses or experience losses due to litigation or governmental investigations;
•The FDA may disagree with our assessment that our AVISE® test products and any other tests we may develop are LDTs and determine that such test products are medical devices subject to the FDCA and FDA regulations;
•If we are unable to maintain intellectual property protection, our competitive position could be harmed; and
•If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
Risks Related to Our Business and Strategy
We have a history of losses, we expect to incur net losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred net losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $47.4 million and $26.9 million, respectively, and we expect to incur additional losses in 2023 and in future years. As of December 31, 2022, we had an accumulated deficit of $255.5 million. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products and to develop future testing products. We experienced and may continue to experience decreases in test volumes due to the impact of the COVID-19 pandemic. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline.
If third-party payors do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products, or if we or our partners are unable to successfully negotiate payor contracts, our commercial success could be compromised.
Successful commercialization of our testing products depends, in large part, on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as Medicare and Medicaid and commercial payors. For the testing products that we develop and commercialize, each third-party payor decides whether to cover the product, the amount it will reimburse for a covered product and the specific conditions for reimbursement.

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
Effective April 25, 2012, Palmetto GBA, the Medicare MolDx Program, assigned the AVISE® MTX assay a unique identifier and determined that the test meets the applicable Medicare coverage criteria to support dose optimization and therapeutic decision making for patients diagnosed with RA on methotrexate. Our current Medicare Administrative Contractor, Noridian, has adopted this coverage policy. In addition and effective April 1, 2022, CMS agreed to recognize a new PLA code for our protein-based test, AVISE® Lupus. Noridian priced this PLA code at $1,085 per test. To determine pricing beyond 2022, CMS recommended crosswalking AVISE® Lupus (0312U) to Vectra (81490) at a rate of $840.65 per test. This pricing was finalized on the 2023 CLFS and is effective from January 1, 2023 through December 31, 2025. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor. So, in an effort to improve transparency regarding Medicare support of AVISE® Lupus, we submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code. On September 27, 2022, we received notice that Noridian has deemed our application for an LCD to be valid. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete. We have faced and may again face or continue to face challenges relating to commercial payor claim processing and revenue with our tests.
Other third-party payors make their own decisions as to whether to establish a policy to reimburse our testing products. Because approvals must be sought on a payor by payor basis, establishing broad coverage is a time-consuming and costly process. There are many third-party payors who have not yet established a coverage policy applicable to our testing products. In addition, several commercial payors issued non-coverage policies with respect to AVISE® Lupus, determining that AVISE® Lupus does not meet the medical criteria for coverage and is considered investigational and/or experimental.
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
We may be unable to manage our growth effectively, which could make it difficult to execute our business strategy.
In addition to the need to scale our testing capacity, our future growth plans may also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to manage additional relationships with various partners, suppliers and other third parties. In addition, if we were to experience rapid and significant growth, our administrative and operational infrastructure may be strained, requiring us to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Our ability to manage our business and growth, as well as function as a public company, will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our ongoing and future growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.
Our commercial success depends upon attaining and maintaining significant market acceptance of our testing products among rheumatologists, patients, third-party payors and others in the medical community.
Our success depends on our ability to continue to develop and market testing products that are recognized and accepted as safe, effective, reliable and cost effective, and any testing product that we offer may not gain or maintain market acceptance among rheumatologists, third-party payors, patients or the medical community. Market acceptance of our testing products depends on a number of factors, including:
•the perceived accuracy of our test results by rheumatologists and patients;
•the potential and perceived advantages of our testing products over alternative products;
•the demonstration of the performance and clinical validity of our testing products in clinical studies, the results of which, may not replicate the positive results from earlier studies;
•the introduction of new tests that compete with our testing products;
•the product cost in relation to alternative products;
•publicity concerning our testing products or competing products and treatments;
•the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•relative convenience and ease of administration; and
•the effectiveness of our sales and marketing efforts.
In addition, if we or our future partners have to withdraw a product from the market, it could harm our business and/or impact market acceptance of our other testing products. Further, our AVISE® testing products consist of various biomarkers, any of which could independently encounter issues with manufacturing, supply or overall quality. If any of the biomarkers in our AVISE® CTD test were to encounter any issues, we may experience an impact in the overall success of AVISE® CTD as a whole, including a reduction in average selling price or overall revenue, until such time as it can be remedied. Moreover, if our testing products do not achieve an adequate level of acceptance by rheumatologists, hospitals, third-party payors or patients, we may not generate sufficient revenue from that testing product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our testing products may require significant resources and may never be successful.
We may experience limits on our revenue if rheumatologists decide not to order our testing products or if we are otherwise unable to create or maintain demand for our testing products.
If we are unable to create or maintain demand for our testing products in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate rheumatologists about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. For example, in the fourth quarter of 2022, we were featured in nine scientific presentations at the 2022 ACR Annual Conference, ACR Convergence 2022. We will also need to generate demand for our testing products through one-on-one education by our sales force. We also plan to focus on educating patients about the benefits of these testing products, which we believe will be necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payors may limit adoption by rheumatologists, as well as third-party payors exerting pressure on rheumatologists and healthcare providers to order in-network testing products which could adversely affect our revenue.
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
Our estimates of the annual total addressable markets for our current and potential future testing products are based on a number of internal and third-party estimates. These include, without limitation, the number of patients with autoimmune and autoimmune-related diseases and the assumed prices at which we can sell testing products and our partners can sell therapeutics in markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current and potential future testing products may prove to be incorrect. If the actual number of patients who would benefit from our testing products, the price at which we and our partners can sell future testing products, or the annual total addressable market for our testing products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
We may expend our limited resources to pursue a particular testing product and fail to capitalize on other testing products that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific testing products. As a result, we may forego or delay pursuit of opportunities with others that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs for testing products may not yield any commercially viable testing products. If we do not accurately evaluate the commercial potential or target market for a potential testing product, we may forego other similar arrangements which would have been more advantageous for us to pursue.
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
•the level of demand for our testing products, which may vary significantly;
•the receipt, timing and mix of revenue for our testing products;
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
We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our testing products. We also purchase components used in our specimen collection and transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for many of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. We are not a major customer of some of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. If our suppliers can no longer provide us with the materials we need to perform the tests that comprise our testing products if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and, in certain circumstances, we may be required to amend or cancel test results we have issued. For example, in November 2019, we identified a potential quality issue with reagents for Anti-CarP, a biomarker that can be ordered with our AVISE® CTD test that was resolved in September 2020. However, if we are unable to remedy future potential quality issues with unique reagent suppliers, or otherwise find a supplier for future biomarkers with issues, we may experience difficulties obtaining market acceptance for our products. Moreover, any issues with quality may result in a change from time to time of the composition of our tests, including our AVISE® CTD test, which could impact the average selling price and revenues received from sales of such test.
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
Billing for our testing products is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various third-party payors, including Medicare and Medicaid, and commercial payors, as well as patients, all of which have different billing requirements. We generally bill third-party payors for our testing products and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. We may also face increased risk in our collection efforts, including long collection cycles and potential delays in claims processing, which could adversely affect our business, results of operations and financial condition.
Several factors contribute to the complexity of the billing process, including:
•differences between the list price for our testing products and the reimbursement rates of third-party payors;
•compliance with complex federal and state regulations related to billing Medicare and Medicaid;
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
Additionally, from time to time, third-party payors change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payors. With respect to payments received from government healthcare programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal healthcare programs. In addition, third-party payors may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. These billing complexities, and the related uncertainty in obtaining payment for our testing products could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
In 2022, Noridian posted the calendar year 2023 Medicare Physician Fee Schedule (MPFS), and CLFS, which establishes the reimbursement rates to be paid by Medicare for our jurisdiction for services performed on or after January 1, 2023. We do not expect that PAMA or changes to the PFS will have a significant impact to Medicare reimbursement for AVISE® CTD in 2023 compared to levels experienced in 2022. Revenue from Medicare comprised 39% and 19% of our revenue for the years ended December 31, 2022 and 2021, respectively. Revenue from the sale of our AVISE® CTD testing products comprised 84% and 81% of our revenue for the years ended December 31, 2022 and 2021, respectively.
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
If we are unable to maintain or expand our sales and marketing force, as needed, to adequately address our customers’ and future partners’ needs, our business may be adversely affected.
We sell our testing products through our own specialized sales force. Our testing products compete in a concentrated specialty market of autoimmune and autoimmune-related diseases, and utilizing a specialized sales force is integral to our strategy. As such, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds and industry expertise and expect to continue to evaluate the reach and frequency with rheumatologists, including as we launch our pipeline products. We may be required to expand our specialized sales force as our company grows. Training of additional sales representatives can be costly and time consuming, particularly given the level of experience and sophistication we seek in our sales force. If we are unable to effectively retain, train and integrate additional sales representatives, as needed, it may adversely affect our ability to effectively market and sell our testing products. In addition, competition for highly specialized sales personnel is intense, and we may not be able to attract and retain personnel or be able to maintain an efficient and effective sales and marketing force.
Our future sales will depend in large part on our ability to maintain an effective sales force. If we are unsuccessful in this regard, it could negatively impact our revenue growth and potential profitability.

If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
Our principal competition for our testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, ARUP Laboratories, Inc. and the Mayo Clinic, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Rheumatology Diagnostics Laboratories, Inc. (acquired by Laboratory Corporation of America in June 2020). Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as Progentec Diagnostics Inc., Scipher Medicine Corporation, Genalyte Inc., Oncimmune plc, DxTerity Diagnostics Inc., AMPEL BioSolutions, and Immunovia AB. In the future, we may also face competition from companies developing new products or technologies.
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
To compete successfully we must be able to demonstrate, among other things, that our testing products are accurate and cost effective.
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
In 2022, we completed the conversion of approximately 8,000 square feet of warehouse space into additional clinical laboratory space and approximately 6,000 square feet of warehouse space into additional research and development facility space. In light of our renewed focus on our flagship product, AVISE CTD, and selective approach to research and development projects, we expect to sublet the converted research and development space to a third party and to continue to use the remainder of our existing laboratory space.
In addition, as we develop testing products, we may have to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the testing product or product feature that was the subject of the clinical study, which could harm our business. Additionally, competitors may develop and commercialize competing products or technologies faster than us or at a lower cost.
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
In the past, we have entered into clinical study collaborations, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed medical journals is a crucial step in commercializing and obtaining reimbursement for testing products such as ours, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from any solution.
We may acquire businesses or assets, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements and other strategic transactions or collaborations with third parties. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, make investments in other companies or acquire ownership rights to therapeutics that are synergistic with our testing products. To date, other than our acquisition of the medical diagnostics division of Cypress in 2010, we have not acquired other companies or therapeutics and we have limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company, business or assets also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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
The diagnostic industry is subject to rapidly changing technology, which could make our current and future testing products obsolete.
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
The marketing, sale and use of our testing products could lead to liability claims if someone were to allege that any such testing product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to rheumatologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We may also be subject to similar types of claims related to testing products we may develop in the future. Any errors or omissions or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any errors or omissions or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our testing products. Similarly, any product liability lawsuit affecting our partners could also cause injury to our reputation. We may also initiate a correction or removal for one of our testing products, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by potential failure of our products to perform as designed, which could lead to increased costs and lead to increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our testing products and to negative publicity, including safety alerts, press releases or administrative or judicial actions. The occurrence of any of these events could have an adverse effect on our business and results of operations.
The loss of members of our senior management team or our inability to attract and retain highly skilled scientists, technicians and salespeople could adversely affect our business.
Our success depends largely on the skills, experience and performance of key members of our executive management team, including John Aballi, our President and Chief Executive Officer, and others in key management positions. The efforts of each of these persons will be critical to us as we continue to develop our technologies and test processes and focus on our growth. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.
In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in Southern California. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified and highly-specialized salespeople. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our testing products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory and sales efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
If our sole clinical laboratory facility becomes damaged or inoperable, we are required to vacate our existing facility or we are unable to expand our existing facility as needed, we will be unable to perform our testing services and our business will be harmed.
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
In order to rely on a third party to perform the tests contained in our testing products (even assuming we are able to do so in compliance with applicable regulations), we would need to engage another facility with established state licensure and CLIA certification under the scope of which tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to comply with the required procedures, that any such facility would be willing to perform the tests contained in our testing products for us on commercially reasonable terms, or that it would be able to meet our quality standards.
In order to establish additional clinical reference laboratory facilities, we have to spend considerable time and money securing adequate space, which may include constructing additional facilities, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in any new or converted facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including, as applicable, California and New York, which could take a significant amount of time and result in delays in our ability to begin operations.
We believe we have the capacity to meet our projected needs for at least the next 12 months, although we may grow at a rate that is faster than we expect. We may need to further expand our laboratory space in the future. Any future expansion could disrupt laboratory operations, resulting in an inability to meet customer turnaround time expectations, and could be delayed, resulting in slower realization of laboratory efficiencies anticipated from the use of the expanded facilities. Adverse consequences resulting from a delay in the laboratory expansion could harm our relationships with our customers and our reputation, and could affect our ability to generate revenue.

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
As part of our process of determining CB-CAPs, the key biomarker detection and measurement technology incorporated into our AVISE® Lupus and AVISE® CTD products, we utilize a number of flow cytometers that require calibration and performance validation according to the requirements of the CAP at specified time intervals. While we believe we have implemented appropriate controls and metrics in our laboratory to meet such requirements, we cannot provide any assurance that our instruments will not fall out of specification, in which case we would be required to re-calibrate them. Failure to timely re-calibrate our instruments could negatively impact the test results, which could result in liability and harm our reputation. Patient specimens degrade and become unusable generally within 48 hours of collection. Therefore, if we do not have other sufficient properly functioning flow cytometers due to failure to meet specifications or they otherwise become inoperable, our ability to process patient specimens in the required timeframe would be compromised and our business could be harmed.
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
In the ordinary course of our business, we and our partners, and our respective third-party service providers collect and store sensitive data, such as PHI (including test results), personally identifiable information and credit card information. We also store business and financial information, intellectual property, research and development information, trade secrets, and other proprietary and business critical information, including that of our customers, payors and third-party partners. We manage and maintain our applications and data utilizing a combination of on-site and vendor-owned systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, unauthorized disclosure and unauthorized access, as well as risks associated with our ability to identify and audit such events and risks associated with the need to reconstruct any lost or stolen data. In addition, we have limited control over the storage of sensitive data by our third-party partners as well as risks related to the transfer and sale of de-identified data files to such partners.
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, most of our employees have the ability to work remotely, which may increase the risk of security breaches, loss of data and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could implicate state and federal breach notification laws. Any such access, disclosure or other loss of information could also result in legal claims or proceedings, and liability under laws that protect the privacy of personal information, such as HIPAA, as amended by the HITECH Act, and their implementing regulations including civil and criminal penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and rheumatologist education and outreach efforts through our website and manage the administrative aspects of our business and could damage our reputation, any of which could adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.
In addition, the interpretation and application of federal and state consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, as well as private litigation, which could adversely affect our business. Moreover, these laws and their interpretations are constantly evolving and may become more stringent or inclusive over time. For example, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
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
Our financial condition, commercialization efforts and results of operations could be adversely affected by outbreaks of contagious diseases, including the COVID-19 pandemic.

Any outbreak of a contagious disease, such as the COVID-19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including our sole laboratory. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, additional information that may emerge concerning the severity of COVID-19 and ongoing actions to contain COVID-19 or mitigate its impact, among others, which could have a further adverse effect on our business, financial condition, results of operations, and cash flows.
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
Inflation increased significantly during 2021 and continued to increase through 2022. The current inflationary environment has resulted in higher prices, which have impacted our costs incurred to generate revenue from our laboratory testing services, costs to attract and retain personnel, and other operating costs. The severity and duration of the current inflationary environment remains uncertain and may continue to impact our financial condition and results of operations. Inflation may continue to adversely affect us by increasing the costs of products, materials (including reagents and laboratory supplies), and labor needed to operate our business in future periods. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results. Moreover, we may not be able to pass those costs along in the products we sell. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.
On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have any funds deposited with SVB and Signature Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point change (by value) in its equity ownership by “5-percent shareholders,” as defined in the Code, over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL), carryforwards and other pre-change tax attributes to offset its post-change federal taxable income and taxes, as applicable, may be limited. We previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from our formation through December 31, 2019. Based upon this study, we determined that ownership changes had occurred in 2003, 2008, 2012, 2017 and 2019, and that our ability to use a significant portion of our NOL carryforwards is subject to limitation under Section 382 of the Code as a result of a prior ownership change. If we undergo an ownership change as a result of subsequent shifts in our stock ownership, our ability to utilize our NOL carryforwards and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code. Similar provisions of state tax law may also apply. In addition, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. As a result of the foregoing, if we earn net taxable income, our ability to use NOL carryforwards and other tax attributes to offset taxable income and taxes, as applicable, may be limited.
Our term loan contains restrictions that limit our flexibility in operating our business, and if we fail to comply with the covenants and other obligations under our loan agreement, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

In September 2017, we entered into the loan and security agreement with Innovatus Life Sciences Lending Fund I, LP (Innovatus), which we subsequently amended in November 2019 and November 2021 (the Amended Loan Agreement). The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million, achieve certain minimum amounts of annual revenue, as measured on a rolling twelve-month basis, periodically deliver financial statements to Innovatus with an unqualified opinion (including no “going concern”) from our independent certified public accounting firm, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. As of December 31, 2022, there was $25.0 million in principal outstanding under the term loan and an additional $2.8 million outstanding representing interest at 2.0% per annum payable in-kind by adding the amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a two-year period commencing on December 1, 2024. At December 31, 2022, we were in compliance with all covenants of the Amended Loan Agreement. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes, but is not limited to, our failure to pay any amount due and payable under the Amended Loan Agreement, the occurrence of a material adverse change in our business as defined in the Amended Loan Agreement, our breach of any representation or warranty in the Amended Loan Agreement, our breach of any covenant in the Amended Loan Agreement (subject to a cure period in some cases), a change in control as defined in the Amended Loan Agreement, our default on any debt payments to a third party in an amount exceeding $0.5 million or any voluntary or involuntary insolvency proceeding. If an event of default occurs and we are unable to repay amounts due under the Amended Loan Agreement, Innovatus could foreclose on substantially all of our personal property, including our intellectual property. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to Innovatus or any other debt we may incur in the future.
We may require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations.

We believe, based on our current plan, that our current cash and cash equivalents and anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. If our available cash balances and anticipated future revenue are insufficient to satisfy our liquidity requirements, including because of lower demand for our testing products or lower-than-expected rates of reimbursement from commercial payors and government payors, or other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements.
On November 10, 2020, we filed a shelf registration statement on Form S-3. We filed a prospectus on September 15, 2022 pursuant to this registration statement, registering sales of our common stock in an amount not to exceed $50.0 million, pursuant to a Sales Agreement by and between us and Cowen and Company, LLC (the Sales Agreement). Using a shelf registration statement to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a registration statement on Form S-1 and companies may be able to receive more favorable terms by raising capital pursuant to a shelf registration statement on Form S-3. Our ability to raise capital under our current shelf registration statement (and any future registration statement on Form S-3) is, and may again in the future be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 without restrictions. As of the date of this Annual Report, we are subject to the "baby shelf rule" because the market value of our outstanding shares of common stock held by non-affiliates, or public float, was less than $75.0 million as of the date of this Annual Report. As a result, for sales following the date of this Annual Report and until we again have a public float with a value in excess of $75.0 million, if ever, we will be unable to use our shelf registration statement on Form S-3 or the Sales Agreement to raise additional funds to the extent the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, any intended sale does not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3.
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
Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result, and the market price of our common stock could decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, our Amended Loan Agreement restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus, subject to certain exceptions. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our testing products or market development programs, which could lower the economic value of those products or programs to our company.

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2022, in connection with the restatement of our financial statements as of and for the three and six months ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.
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
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management is actively engaged in the implementation of remediation efforts to address the material weakness. The remediation plan includes: (i) evaluating the staffing level, skills and qualification of accounting department personnel, (ii) enhancement of our existing control structure and processes for revenue recognition and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
If we are not able to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
Risks Related to Regulatory and Compliance Matters
Healthcare policy changes, including recently enacted and proposed new legislation reforming the U.S. healthcare system, could cause significant harm to our business, operations and financial condition.
The ACA made a number of substantial changes to the way healthcare is financed both by governmental and commercial payors. The ACA also introduced mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests.

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under the CLFS. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests, and laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Medicare reimbursement for CDLTs is based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant than in the past. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this payment system on rates for our tests, including any current or future tests we may develop, is uncertain.
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
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA because we are accredited to perform testing by CAP. To renew this certificate, we are subject to survey and inspection every two years. Moreover, inspectors from CMS or CAP may make random inspections of our clinical reference laboratory.
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
We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is licensed on a product-specific basis by New York as an out of state laboratory and our testing products, as LDTs, must be approved by the NYSDOH on a product-by-product basis before they are offered in New York. We are also subject to periodic inspection by the NYSDOH and required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our testing products. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future.
If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our testing products, which would limit our revenue and harm our business. If we were to lose our license or fail to obtain or maintain NYSDOH approval for our laboratory developed tests in New York or if we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which would limit our revenue.
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
•federal and state laws and standards affecting reimbursement by government payors, including certain coding requirements to obtain reimbursement and certain payment mechanisms for clinical laboratory services resulting from PAMA;
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
•the federal Stark Law, which generally prohibits a physician from making a referral for certain designated health services covered by Medicare or Medicaid, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;
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
•EKRA, which imposes criminal penalties for knowing and willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) covered by healthcare benefit programs (including commercial insurers) unless a specific exception applies;
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
We have adopted policies and procedures designed to comply with these laws and regulations and, in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to review by applicable government agencies. However, these laws and regulations are subject to change and additional interpretation and guidance from regulatory authorities. For instance, in April 2022, the HHS OIG issued a new advisory opinion indicating that a particular clinical laboratory’s practice of contracting with hospitals for the collection of samples for testing could, based on the facts provided and assuming the requisite intent, be a violation of the federal Anti-Kickback Statute. If this Advisory Opinion ultimately limits our ability to collect samples in a hospital setting, we may be required to contract for sample collection with other collection sites or sources, such as mobile phlebotomists, that could be more expensive and less convenient for patients, which could adversely affect both demand for our tests and the margins and profitability of our tests.
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
It is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly. If we or our operations, or any of the rheumatologists or entities with whom we do business are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state healthcare programs, such as Medicare and Medicaid, and similar programs outside the United States, a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. To the extent that any of our testing products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
We may be required to modify our business practices, pay fines, incur significant expenses or experience losses due to litigation or governmental investigations.
From time to time and in the ordinary course of our business, we have been and may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, and other types of information requests from government authorities. For example, in February 2022, we received a subpoena issued by the U.S. Department of Justice requesting documents related to its investigation of potential federal regulatory healthcare offenses. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information in this subpoena, but we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our business which may ultimately be greater than we expect. In addition, responding to this subpoena, and any litigation or government investigation generally, diverts the attention of our management team and diverts resources from our core business. As such, the time and attention of our management team in responding to these matters may limit their time available to devote to our business, and we may also incur significant expenses or experience losses in relation to these matters. As a result of these matters, we may also be required to alter the conduct of our operations or pay penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.
The FDA may disagree with our assessment that our AVISE® test products and any other tests we may develop are LDTs and determine that such test products are medical devices subject to the FDCA and FDA regulations.
The FDA regulates any diagnostic test that meets the definition of a medical device, except under specific, narrow circumstances. The FDCA defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is , among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an IVD as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.” Therefore, the FDA generally considers diagnostic testing products to be IVDs subject to the agency’s regulatory requirements for IVDs. However, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are IVDs that are designed, manufactured, and used within a single high-complexity CLIA-certified laboratory for use only in that laboratory. We believe that all of our AVISE® test products are LDTs, as are our near-term pipeline candidate tests.
If the FDA were to disagree with our conclusion that our AVISE® test products fall within the scope of the agency’s LDT definition and determines that the AVISE® tests are thus subject to FDA’s medical device authorities and implementing regulations, we would become subject to extensive regulatory requirements and may be required to stop selling our existing tests or refrain from launching any other tests we may develop. In particular, the FDA may require us to obtain PMAs or another type of device marketing authorization in order for us to commercialize our AVISE® tests. The premarket review process for diagnostic testing products can be lengthy, expensive, time-consuming, and unpredictable. As part of the process to prepare regulatory submissions for FDA review, we may be required to conduct formal clinical trials before applying for commercial marketing authorization. Performing additional, new nonclinical studies or clinical trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize our AVISE® tests, all of which would adversely impact our business.

While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA with respect to LDTs, we cannot assure you that the FDA will agree with our determination. Any finding by the FDA or another regulatory authority that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations and financial condition.
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
We currently market our AVISE® tests as LDTs and may in the future market other tests as LDTs. The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests. However, in the past the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. If there are changes in FDA regulations and legislative authorities such that the agency begins to exercise oversight over LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make do not include the claims necessary or desirable for successful commercialization, orders from healthcare providers or reimbursement for our tests may decline.
Since 2017, Congress has been working on legislation to create an LDT and IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Most recently, the VALID Act has been garnering bipartisan and bicameral support. The VALID Act would codify the term IVCT to create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket clearance may involve, among other things, successfully completing clinical trials, which require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, marketing of any new tests we may develop may be delayed, and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition.
The outcome and ultimate impact on our business of any changes to the federal government’s regulation of LDTs is difficult to predict. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions, including warning letters, fines, penalties, suspension of operations, product recalls or seizures, denial of applications for clearance or approval, injunctions and other civil or criminal sanctions, which could have a material and adverse effect upon our business, operating results and financial condition.
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
FDA regulation of our AVISE® RADR test could be disruptive to our business.
As described further above, the FDA has long claimed authority to regulate LDTs but has exercised its enforcement discretion to limit enforcement of IVD regulatory requirements on this category of products. However, the FDA has from time to time appeared to increase its attention to the marketing of pharmacogenetic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenetic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory. More recently, in April 2022, a safety communication from the FDA warned patients and providers about the risks of false results with genetic non-invasive prenatal screening tests, which it noted have not been authorized, cleared, or approved by the agency via one of the medical device premarket pathways.
Our AVISE® RADR test, one of our pipeline programs we are currently developing in collaboration with QMUL, may be considered by FDA to be a pharmacogenetic test because it involves the analysis of total RNA expression data from an individual RA patient through an algorithm to predict the patient’s biological therapeutic response.
In response to various public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenetics.” Although the announcement again asserted that some of pharmacogenetic test offerings may pose significant risks to patients, the agency also acknowledged that pharmacogenetic testing “offers promise for informing the selection or dosing of some medications for certain individuals.” In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenetic Associations,” which lists gene-drug interactions that the agency believes are supported by FDA-approved drug labeling and/or “sufficient scientific evidence based on published literature.” The table has been updated periodically since that time. While these developments may signal a positive shift in the FDA’s approach to regulating pharmacogenetic tests, we cannot predict with certainty the outcome of this matter or its timing, or whether FDA may object to the ultimate form of our AVISE® RADR product candidate.
The FTC and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our tests and initiate enforcement against us, which could adversely affect our business and financial condition.
The FTC and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties and equitable monetary relief.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.
Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions including significant penalties, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
Failure to comply with HIPAA, the HITECH Act, their implementing regulations and similar comparable state laws and regulations affecting the transmission, security and privacy of health information could result in significant penalties.
Numerous federal, state and foreign laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, disclosure, security, use and confidentiality of individually identifiable health information health-related and other personal information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of PHI within our company and with third-parties. The privacy, security and breach notification rules promulgated under HIPAA, as amended by the HITECH Act, Standards for Privacy of Individually Identifiable Health Information (Privacy Standards) and the Security Standards for the Protection of Electronic Protected Health Information (Security Standards) under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by Covered Entities and the Business Associates. HIPAA requires Covered Entities, such as us, to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect the privacy and security of such information. HIPAA also requires us to provide individuals with certain rights with respect to their PHI. If we engage a Business

Associate to help us carry out healthcare activities and functions, we must have a written Business Associate contract or other arrangement with the Business Associate that establishes specifically what the Business Associate has been engaged to do and requires the Business Associate to comply with the requirements of HIPAA. Further, in the event of a breach of unsecured PHI we must notify each individual whose PHI is breached as well as federal regulators and in some cases, must publicize the breach in local or national media.
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
In the conduct of our business, we process, maintain, and transmit sensitive data, including PHI. There can be no assurance that a breach of privacy or security will not occur. If there is a breach, we could be subject to various lawsuits, penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.
Penalties for failure to comply with HIPAA requirements are substantial and could include corrective action plans and/or the imposition of civil or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may apply more broadly or be more stringent than HIPAA. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws (for example Virginia's Consumer Data Protection Act and other similar laws that recently went into effect in Utah, Colorado and Connecticut), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. Further, from January 1, 2021, companies have to comply with the GDPR and also the U.K. GDPR, which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.
The regulatory framework governing the collection, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. Additionally, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing expectations, evolving laws, rules and regulations, industry standards or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business and results of operations.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize our testing products in foreign markets. We are not permitted to market or promote any of our testing products before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our testing products. To obtain separate regulatory approval in many other countries, parties must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our testing products. If we obtain regulatory approval of our testing products and ultimately commercialize our testing products in foreign markets, we would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of IVDs in foreign countries;
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
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;
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
Risks Related to our Intellectual Property
If we are unable to maintain intellectual property protection, our competitive position could be harmed.
Our ability to protect our technologies, such as CB-CAPs and MTXPGs, affects our ability to compete and to achieve sustained profitability. We rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, and contractual restrictions to protect our intellectual property rights. We cannot be certain that the claims in our granted patents and pending patent applications covering our AVISE® testing products will be considered patentable or enforceable by the United States Patent and Trademark Office (the USPTO) courts in the United States, or by patent offices and courts in foreign countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we own or have an exclusive license to 11 issued U.S. patents and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We own one issued U.S. patent, three pending U.S. patent applications, a pending Patent Cooperation Treaty patent application and certain corresponding foreign counterpart patents and patent applications relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our AVISE® testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our AVISE® testing products or prevent others from designing around our claims.
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
Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work related to our CB-CAPs technology was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our testing products pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
Our technology acquired or licensed from various third parties may be subject to retained rights. Our predecessors or licensors often retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.
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
We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, certain patent rights related to AVISE® Lupus are licensed from UPitt. Our existing license agreements as related to our AVISE® testing products impose various regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, the license agreement may be terminated, in which event we would not be able to further develop or market certain AVISE® testing products. Additionally, we may not always have the first right to maintain, enforce or defend our licensed intellectual property rights and, although we would likely have the right to assume the maintenance, enforcement and defense of such intellectual property rights if our licensors do not, our ability to do so may be compromised by our licensors’ acts or omissions.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. Our outside counsel has systems in place to monitor deadlines to pay these fees and to remind us of these fees, and our outside counsel employs an outside firm to pay these fees due to the USPTO and to foreign patent agencies based on our instructions. In the aggregate, these fees can be cost prohibitive for an early-stage company. Accordingly, we made a financially-driven decision to prioritize our payment of these fees and to allow certain of our applications to lapse, particularly with respect to our ex-U.S. rights licensed from UPitt related to our CB-CAPs technology. The permanent lapse of certain of these ex-U.S. rights may result in our patent position being stronger in the United States than abroad, such as in countries that are part of the European Patent Convention, and third parties may be able to compete more effectively against us in countries outside the United States, including in those countries that belong to the European Patent Convention. Additionally, while an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have intellectual property rights, through licenses from third parties and under patents that we own, related to our AVISE® testing products. Because our programs may involve additional products that require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license proprietary rights that we identify as being necessary for our AVISE® testing products. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
The licensing and acquisition of third-party proprietary rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party proprietary rights that we may consider necessary or attractive in order to further develop our AVISE® testing products. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, either on reasonable terms, or at all. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights on commercially reasonable terms, our ability to further develop our AVISE® testing products and our business, financial condition and prospects for growth could suffer.
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
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets, including as a result of the current conflict in Ukraine.
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
In addition, as of February 15, 2023, the holders of 1,277,220 shares of common stock and holders of warrants to purchase 409,108 shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Based on their most recent publicly filed beneficial ownership reports, our greater than 5% stockholders collectively own approximately 69% of our outstanding capital stock and our greater than 5% stockholders, directors and executive officers collectively own (without duplication) approximately 70% of our outstanding capital stock as of February 15, 2023. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Prior to our IPO, there had been no public market for our common stock. Our common stock began trading on the Nasdaq Global Market (Nasdaq) relatively recently, but we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business. During 2022, our average daily trading volume has been approximately 54,446 shares.
General Risk Factors
Our failure to meet the continued listing requirements of the Nasdaq Global Market or The Nasdaq Stock Market LLC could result in a delisting of our common stock.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (IPO), or December 31, 2024. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our testing products or services, and there is no assurance that any efforts to reduce costs or increase the prices of our testing products or services would be sufficient to offset these increased costs or any resulting decrease in our net income or increase in our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our testing products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
Holders of Record
As of March 16, 2023, there were approximately 36 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
As of December 31, 2022, we have used all of the proceeds from our IPO primarily related to selling and marketing activities.
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
Overview
We are dedicated to transforming the care continuum for patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, several of which incorporate CB-CAPs technology. Our goal is to enable healthcare providers to improve care for patients through the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA.
We market our testing products under our AVISE® brand that allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. Our lead testing product, AVISE® CTD, enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. We commercially launched AVISE® CTD in 2012 and revenue from this product comprised 84% and 81% of our revenue for the years ended December 31, 2022 and 2021, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We perform all of our AVISE® tests in our approximately 13,000 square foot laboratory, which is certified by CLIA and accredited by CAP, and located in Vista, California. Our laboratory is certified for performance of high-complexity testing by CMS in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
We market our AVISE® testing products using our specialized sales force covering 40 territories in the United States. Unlike many diagnostic sales forces that are trained only to understand the comparative benefits of their tests, the specialized backgrounds of our sales force coupled with our comprehensive training enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists.
Reimbursement for our testing services comes from several sources, including commercial payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid, and patients. Reimbursement rates vary by product and payor.
Since inception we have devoted substantially all of our efforts developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. We have never been profitable and, as of December 31, 2022 we had an accumulated deficit of $255.5 million. We have funded our operations primarily through equity and debt financings and revenue from sales of our products. We incurred net losses of $47.4 million and $26.9 million for the years ended December 31, 2022 and 2021, respectively and we expect to continue to incur operating losses in the near term. We completed our initial public offering (IPO) in September 2019, raising net proceeds from the offering of approximately $50.4 million. In March 2021, we completed a public offering of shares of our common stock for net proceeds of approximately $64.7 million. As of December 31, 2022, we had $62.4 million of cash and cash equivalents.
Management Change
In October 2022, we appointed a new President and Chief Executive Officer of the Company (the Change in Management). In connection with the Change in Management, in the fourth quarter of 2022, we began to update our strategy and implement cost savings and other initiatives. We are continuing the process of evaluating our operations, test offerings, research and development pursuits and facilities footprint, among other aspects of our business strategy.

Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial and government payors, such as Medicare and Medicaid. Payment from third-party payors differs depending on whether we have entered into a contract with the payors as a "participating provider" or do not have a contract and are considered a "non-participating provider." Payors will often reimburse non-participating providers, if at all, at a lower amount than participating providers. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. In addition to the challenges described under the heading "Financial Overview" below, historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate.
▪Continued Growth of Our Testing Products. Since the launch of AVISE® CTD in 2012 and through December 31, 2022, we have delivered approximately 750,000 of these tests. For the year ended December 31, 2022, 135,210 AVISE® CTD tests were delivered, representing approximately 5% growth over the same period in 2021. The number of ordering healthcare providers in the fourth quarter of 2022 was a record 2,419, representing an approximate 14% increase over the same period in 2021. Revenue growth for our testing products will depend on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
▪Synergistic Partnerships. In August 2021, we mutually agreed to terminate the Janssen Agreement regarding our promotion efforts with SIMPONI® effective August 31, 2021. Our SIMPONI® promotion efforts contributed no revenue and $1.2 million in revenue for the years ended December 31, 2022 and 2021, respectively. We will continue to rely on our existing testing products to drive revenue growth.
▪Development of Additional Testing Products. We rely on sales of our AVISE® CTD test to generate the significant majority of our revenue. We expect to continue to invest in research and development in order to develop additional testing products. Our success in developing new testing products will be important in our efforts to grow our business by expanding the potential market for our testing products and diversifying our sources of revenue.
▪Maintain Meaningful Margin. We seek to maintain meaningful margin through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement oriented clinical studies to facilitate payor coverage of our testing products. We plan to increase focus on long-term reimbursement and ASP growth and seek to improve our per test costs by focusing on profitable, core test offerings and reducing fixed costs and overhead.
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
▪How We Recognize Revenue. We record revenue on an accrual basis, using an estimate of the amount we will ultimately realize, as determined based on a historical analysis of amounts collected by test and by payor, among other factors. Changes to such estimates may increase or decrease revenue recognized in future periods.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors."
Impact of COVID-19
In January 2023, the Biden administration announced plans to end the national emergencies for addressing COVID-19 on May 11, 2023. The full extent to which the COVID-19 pandemic may directly or indirectly continue to impact our business, results of operations and financial condition remains dependent on future developments that are highly uncertain. We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize disruptions to ongoing operations.
Janssen Promotion Agreement
In December 2018, we entered into the Janssen Agreement, under which we were responsible for the costs associated with our sales force in promoting SIMPONI® in the United States. In August 2021, we and Janssen mutually agreed to terminate the Janssen Agreement effective August 31, 2021. Pursuant to the terms of the termination, we were restricted from promoting any other biologic or Janus kinase inhibitor used for treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent until May 31, 2022.
For the year ended December 31, 2021, we recognized approximately $1.2 million in revenue for our promotional efforts under the Janssen Agreement. No revenue from the Janssen Agreement was recognized for the year ended December 31, 2022.
Seasonality
Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors. Some of these factors include the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers (including medical conferences), climate and weather conditions in our markets (for example, excess sun exposure can cause flares in SLE), seasonal conditions that may affect medical practices and provider activity (for example influenza outbreaks that may reduce the percentage of patients that can be seen) and other factors relating to the timing of patient benefit changes, as well as patient deductibles and co-insurance limits.
Inflationary Environment
The current inflationary environment has resulted in higher prices, which have impacted our costs incurred to generate revenue from our laboratory testing services, costs to attract and retain personnel, and other operating costs. The severity and duration of the current inflationary environment remains uncertain and may continue to impact our financial condition and results of operations.
Financial Overview
Revenue
We recognize revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers. We record revenue on an accrual basis, using an estimate of the amount we will ultimately receive, as determined based on a historical analysis of amounts collected by test and by payor, among other factors. These assessments require significant judgment by management.
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. We primarily market our testing products to rheumatologists in the United States. The rheumatologists who order our testing products and to whom results are reported are generally not responsible for payment for these products. The parties that pay for these services (payors) consist of commercial payors (e.g. insurance companies, health maintenance organizations, etc.), government payors (primarily Medicare and Medicaid), client payors (e.g. hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products, and increase our reimbursement and collection rates for tests delivered.
In the quarter ended March 31, 2022, CMS agreed, effective April 1, 2022, to recognize a new PLA code for our protein-based test, AVISE® Lupus. Noridian, our MAC, priced this PLA code at $1,085 per test. To determine pricing beyond 2022, CMS recommended crosswalking AVISE® Lupus (0312U) to Vectra (81490) at a rate of $840.65 per test. This pricing was finalized on the 2023 CLFS and is effective from January 1, 2023 through December 31, 2025. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
In an effort to improve transparency regarding Medicare support of AVISE® Lupus, on July 29, 2022, we submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code. On September 27, 2022, we received notice that Noridian has deemed our application for an LCD to be valid. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete. In the meantime, we will continue to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information.
We face challenges relating to commercial payor claim processing and revenue. Now that we are billing under our PLA code, we are experiencing an increase in denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
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
Each payor, whether commercial, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our costs of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each period's billings.
We expect that our costs of revenue will increase in the near-term as test volume increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, accounting and legal expenses, consulting costs, and allocated overhead including rent, information technology, depreciation and utilities.
We expect that our selling, general and administrative expenses will decrease in the near-term as a result of cost saving initiatives which began in the fourth quarter of 2022.
Research and Development Expenses
Research and development expenses include costs incurred to develop our technology, test products and product candidates, in addition to costs incurred to collect clinical specimens and conduct clinical studies to develop and support those products and product candidates. These costs consist of personnel costs, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities. We expense all research and development costs in the periods in which they are incurred.
We expect that our research and development expenses will decrease in the near-term as a result of cost saving initiatives which began in the fourth quarter of 2022.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our amended loan and security agreement with Innovatus.
We expect interest expense to remain consistent in 2023 as compared to 2022.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.

Income Tax (Expense) Benefit
Income taxes include federal and state income taxes in the United States.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021:

	Years Ended December 31,		Change
	2022	2021
	(in thousands)
Revenue	$45,563	$48,299	$(2,736)
Operating expenses:
Costs of revenue	24,214	20,588	3,626
Selling, general and administrative expenses	52,018	44,541	7,477
Research and development expenses	9,876	7,237	2,639
Goodwill impairment	5,506	—	5,506
Total operating expenses	91,614	72,366	19,248
Loss from operations	(46,051)	(24,067)	(21,984)
Interest expense	(2,448)	(2,625)	177
Interest income	830	16	814
Loss before income taxes	(47,669)	(26,676)	(20,993)
Income tax expense	282	(175)	457
Net loss	$(47,387)	$(26,851)	$(20,536)
Revenue
Revenue decreased $2.7 million, or 5.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the $1.2 million reduction of revenue from the Janssen Agreement and a decrease in ASP, partially offset by increases in volume. The number of AVISE® CTD tests delivered increased to 135,210 in the year ended December 31, 2022 compared to 128,246 tests delivered in the same 2021 period. The AVISE® CTD test accounted for 84% and 81% of revenue for the years ended December 31, 2022 and 2021, respectively. The number of ordering healthcare providers increased to 2,419 for the three months ended December 31, 2022 compared to 2,126 in the same 2021 period.
Costs of Revenue
Costs of revenue increased $3.6 million, or 17.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $1.4 million in labor costs, $0.8 million in materials and supplies expenses, $0.6 million in shipping and handling costs associated with the increase in test volume and inflationary pressures in 2022 compared to 2021, and $0.6 million in overhead costs related to our expanded clinical laboratory. Gross margin as a percentage of revenue decreased to 46.9% for the year ended December 31, 2022, compared to 57.4% for the year ended December 31, 2021. This was primarily attributable to decreases in revenue and increased costs, as described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.5 million, or 16.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $4.5 million of personnel costs, including salaries, benefits, other reimbursable employee expenses and severance expenses, in addition to increases related to marketing expenses of $1.3 million, facilities and allocated overhead of $0.7 million, legal expenses of $0.6 million, professional service fees of $0.6 million, public company expenses of $0.2 million and third-party billing expenses of $0.2 million. These increases were partially offset by decreases in expenses related to employee bonuses of $1.0 million.
Research and Development Expenses

Research and development expenses increased $2.6 million, or 36.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of $1.8 million of personnel costs, including salaries, benefits and severance expenses, increases related to lab supplies of $0.8 million, facilities and allocated overhead of 0.6 million and a long-lived assets impairment charge of $0.4 million. These increases were partially offset by decreases in expenses related to clinical studies of $0.6 million, collaboration expenses of $0.3 million and employee bonuses of $0.2 million.
Goodwill Impairment
As part of our annual goodwill impairment assessment in the fourth quarter of 2022, we determined that the sustained decrease in our market capitalization constituted an indicator of impairment and as a result, a quantitative goodwill impairment test was completed as of December 31, 2022. This analysis identified an impairment of $5.5 million related to our goodwill.
Interest Expense
Interest expense decreased $0.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to lower interest rates on the company's 2017 Term Loan.
Interest Income
Interest income increased $0.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to higher money market interest rates in 2022 compared to 2021.
Income Tax (Expense) Benefit
Income tax expense increased $0.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a change from a deferred tax liability position to a deferred tax asset position related to indefinite-lived intangibles resulting from our goodwill.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the years ended December 31, 2022 and 2021, we incurred a net loss of $47.4 million and $26.9 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. As of December 31, 2022, we had an accumulated deficit of $255.5 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.
Since becoming public, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under our 2017 Term Loan.
On November 10, 2020, we filed a registration statement on Form S-3 (Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. In March 2021, we completed a public offering of shares of our common stock, which shares were sold under the Shelf Registration Statement. Net proceeds from the offering were approximately $64.7 million.
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering and, as of December 31, 2022, the Company had not sold any shares of its common stock pursuant to the Sales Agreement.
As of December 31, 2022, we had $62.4 million of cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market funds and certificates of deposit.
In September 2017, we entered into the loan and security agreement with Innovatus under which we immediately drew down $20.0 million. In December 2018, we borrowed an additional $5.0 million under the loan agreement. In each of November 2019 and November 2021, we amended the loan and security agreement with Innovatus, which we collectively refer to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the loan term is for nine years with a final maturity date of November 2026. The Amended Loan Agreement accrues interest at an annual rate of 8.0%, of which 2.0% will be payable in-kind. Paid in-kind interest is added to the principal balance each period. After December 1, 2024, the entire 8.0% will be paid in cash at the end of each period. On or after November 1, 2022, we may, at our option, prepay the term loan borrowings by paying the lender a prepayment premium. The prepayment premium was 2% as of December 31, 2022 and decreases by 1% on each of November 1, 2023 and November 1, 2024.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue (the performance covenant), and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The consequences of failing to achieve the performance covenant will be cured if, within sixty days of failing to achieve the performance covenant, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. At December 31, 2022, we were in compliance with all covenants of the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect costs of revenue to increase as test volume increases. We expect selling, general and administrative expenses, and research and development expenses to decrease in the short-term as a result of cost saving initiatives which began in the fourth quarter of 2022. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations with one supplier for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and our office space in Carlsbad, California, and payments for finance leases related to our laboratory equipment (see Note 4 and Note 5 to our audited financial statements included in this Annual Report on Form 10-K). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
▪fluctuations in working capital;
▪the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation, utility and outcome studies as well as the success of our development efforts; and
▪the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products as well as the success of our existing partnerships and/or in-licenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$(32,144)	$(20,269)
Investing activities	(4,318)	(2,420)
Financing activities	(489)	64,683
Net change in cash, cash equivalents and restricted cash	$(36,951)	$41,994
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $32.1 million and primarily resulted from (i) our net loss of $47.4 million adjusted for non-cash charges of $13.5 million primarily related to impairment of our goodwill, stock-based compensation, depreciation, amortization, non-cash lease expenses, non-cash interest and deferred income taxes and (ii) changes in our net operating assets of $1.7 million primarily related to net increases in accounts receivable and net decreases in accounts payable, partially offset by net decreases in prepaid expenses and other current assets and net increases in accrued liabilities and other current liabilities.
Net cash used in operating activities for the year ended December 31, 2021 was $20.3 million and primarily resulted from (i) our net loss of $26.9 million adjusted for non-cash charges of $6.6 million related to stock-based compensation, depreciation, amortization, non-cash interest and deferred income taxes and (ii) changes in our net operating assets of $0.1 million primarily related to net increases in accounts receivable and net decreases in accounts payable, partially offset by net decreases in prepaid expenses and other current assets and net increases in accrued liabilities and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $4.3 million and $2.4 million, respectively, and was primarily due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $0.5 million, primarily consisting of principal payments on finance lease obligations and payment of taxes on vested restricted stock units, partially offset by the proceeds from the Exagen Inc. 2019 Employee Stock Purchase Plan (the ESPP) purchases.
Net cash provided by financing activities for the year ended December 31, 2021 was $64.7 million and primarily resulted from the net proceeds received from our public offering in March 2021 of $64.7 million and proceeds from the ESPP purchases, partially offset by principal payments on finance lease obligations.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in United States of America (GAAP). The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe the following accounting policies are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our financial statements. For further information, see Note 2, Summary of Significant Accounting Policies, to our Financial Statements, which outlines our application of significant accounting policies.
Revenue Recognition
To date, substantially all of our revenue has been derived from sales of our testing products. We primarily market our testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order our services and to whom test results are reported are generally not responsible for payment for these services. The parties that pay for these services consist of commercial payors, government payors (primarily Medicare and Medicaid), client payors (e.g. hospitals, other laboratories, etc.) and patient self-pays.
Payors are billed at our list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors. We follow a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. Our portfolios are grouped per payor (e.g. each individual third-party insurance, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test basis.
Collection of our net revenues from payors is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing.
The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation by management. We continually assess the state of our cash collections in order to identify areas of risk and opportunity that allow us to appropriately estimate receivables and revenue. Should we later determine the judgements underlying estimated collections change, our financial results could be impacted in future periods. Included in revenues for the years ended December 31, 2022 and 2021 was a net revenue decrease of $2.4 million and a net revenue increase of $0.7 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
Goodwill
Goodwill is not amortized but is tested for impairment at least annually or more frequently whenever a triggering event or change in circumstances occurs at the reporting unit level. For our goodwill impairment analysis, we operate in a single reporting unit, and allocate all goodwill to this reporting unit. Management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If a quantitative assessment is deemed necessary, management uses all available information to make this fair value determination, including the present values of expected future cash flows, driven by our forecast of future revenue, using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows. Our stock price and associated market capitalization is also considered in the determination of reporting unit fair value. A prolonged or significant decline in our share price could provide evidence of a need to record a material impairment to goodwill. We are required to recognize an impairment charge if the carrying amount of the reporting unit exceeds its fair value.
The judgments and estimates involved in identifying and quantifying the impairment of goodwill involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance.
Stock-Based Compensation
We recorded stock-based compensation expense of approximately $4.7 million for each of the years ended December 31, 2022 and 2021, respectively. We expect to continue to grant stock options, restricted stock units and other equity-based awards in the future and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase. For stock options and purchase rights granted under the ESPP, we estimate the grant date fair value using the Black-Scholes option-pricing valuation model. For RSUs, we use the closing price of our common stock on the date of grant to determine the fair value.
The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share attributable to common stockholders could have been significantly different. See Note 2 and Note 8 to our audited financial statements in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted and purchases under our ESPP rights in the years ended December 31, 2022 and 2021.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.
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
We concluded that these were material errors in the financial statements requiring a restatement of the Form 10-Q for the three and six months ended June 30, 2022.
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Remediation Plan to Address the Material Weaknesses
Management is actively engaged in the implementation of, remediation efforts to address the material weakness. The remediation plan includes: (i) evaluating the staffing level, skills and qualification of accounting department personnel, (ii) enhancement of our existing control structure and processes for revenue recognition and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for "emerging growth companies."
Changes in Internal Control Over Financial Reporting
Other than the material weakness discussed above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part IV

Item 15. Exhibits and Financial Statement Schedules.
Financial Statements and Financial Statement Schedules
(1) Exhibits
A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.
(2) All financial statements
The financial statements of Exagen Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-2.
(3) Financial statement schedules
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Item 16. Form 10-K Summary.
None.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Company's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
4.7	Form of Exchange Warrant.	10-Q	001-39049	4.5	8/9/2021
10.1#	Exagen Corporation 2002 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.1	9/9/2019
10.2#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.3#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.4#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.5#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.	10-K	001-39049	10.5	3/16/2021
10.6#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.7†	License Agreement, dated September 13, 2007, by and between Prometheus Laboratories Inc. and the Company (as successor in interest to Proprius, Inc.).	S-1/A	333-233446	10.6	9/9/2019
10.8†	First Amendment to License Agreement, dated October 23, 2013, by and between Prometheus Laboratories Inc. and the Company (as successor in interest to Cypress Bioscience, Inc.).	S-1/A	333-233446	10.7	9/9/2019
10.9	Letter Agreement, dated September 28, 2021, by and between the Company and Prometheus Laboratories Inc.	10-Q	001-39049	10.6	11/10/2021
10.10†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.11	9/9/2019

10.11†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.12	9/9/2019
10.12	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.13	9/9/2019
10.13†	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.14	9/9/2019
10.14	Amendment No. Four to Asset Purchase Agreement, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.15	9/9/2019
10.15	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.16	9/9/2019
10.16†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.17	9/9/2019
10.17†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.18	9/9/2019
10.18†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.19	9/9/2019
10.19†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.20	9/9/2019
10.20	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.21	9/9/2019
10.21†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.22	9/9/2019
10.22†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Company.	S-1/A	333-233446	10.23	9/9/2019
10.23†	Co-Promotion Agreement, dated December 10, 2018, by and between Janssen Biotech, Inc. and the Company.	S-1/A	333-233446	10.24	9/9/2019
10.24†	Amendment #1 to Co-Promotion Agreement, dated January 1, 2019 by and between Janssen Biotech, Inc. and the Company.	10-Q	001-39049	10.1	7/28/2020
10.25†	Amendment #2 to Co-Promotion Agreement, dated June 18, 2020 by and between Janssen Biotech, Inc. and the Company.	10-Q	001-39049	10.2	7/28/2020
10.26†	Amendment #3 to Co-Promotion Agreement, dated December 23, 2020 by and between Janssen Biotech, Inc. and the Company.	10-K	001-39049	10.25	3/16/2021
10.27†	Amendment #4 to Co-Promotion Agreement, dated June 30, 2021 by and between Janssen Biotech, Inc. and the Company.	10-Q	001-39049	10.1	8/9/2021

10.28	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Company.	10-Q	001-39049	10.1	7/28/2020
10.29	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Company.	10-Q	001-39049	10.2	7/28/2020
10.30	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Company.	10-K	001-39049	10.27	3/25/2020
10.31	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Company.	10-K	001-39049	10.28	3/25/2020
10.32	Fourth Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Company.	10-K	001-39049	10.29	3/25/2020
10.33	Fifth Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.3	11/10/2021
10.34	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Company.	S-1/A	333-233446	10.31	9/9/2019
10.35	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Company.	10-K	001-39049	10.31	3/25/2020
10.36	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Company.	10-K	001-39049	10.32	3/25/2020
10.37	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Company.	10-K	001-39049	10.34	3/16/2021
10.38	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated October 11, 2021, by and between Liberty Vista and the Company.	10-Q	001-39049	10.2	11/10/2021
10.39	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Company.	10-K	001-39049	10.33	3/25/2020
10.40	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.4	11/10/2021
10.41†	Sublease Agreement, dated August 19, 2021, by and between Plum Healthcare Group, LLC and the Company.	10-Q	001-39049	10.1	11/10/2021
10.42	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Company.	S-1/A	333-233446	10.32	9/9/2019
10.43	Loan and Security Agreement, dated September 7, 2017, by and between Innovatus Life Sciences Lending Fund I, LP and the Company.	S-1/A	333-233446	10.33	9/9/2019
10.44	First Amendment to Loan and Security Agreement, dated November 19, 2019, by and between Innovatus Life Sciences Lending I, LP and the Company.	10-K	001-39049	10.36	3/25/2020
10.45	Acknowledgement Letter to Loan and Security Agreement, dated October 7, 2020, by and between Innovatus Life Sciences Lending Fund I, LP and the Company.	10-Q	001-39049	10.1	11/10/2020

10.46	Second Amendment to Loan and Security Agreement, dated November 1, 2021, by and among Innovatus Life Sciences Lending Fund I, LP, other lenders and the Company.	10-Q	001-39049	10.5	11/10/2021
10.47#	Offer Letter, dated October 12, 2010, by and between Thierry Dervieux, Ph.D. and the Company, as amended on September 9, 2011 and September 6, 2019.	S-1/A	333-233446	10.34	9/9/2019
10.48	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.49#	Offer Letter, dated October 7, 2011, by and between Fortunato Ron Rocca and the Company, as amended on September 4, 2019.	S-1/A	333-233446	10.36	9/9/2019
10.50#	Offer Letter, dated May 16, 2017, by and between Kamal Adawi and the Company, as amended on September 4, 2019.	S-1/A	333-233446	10.37	9/9/2019
10.51#	Offer Letter dated February 21, 2020, by and between Debra Zack, MD Ph.D. and the Company.	10-K	001-39049	10.41	3/25/2020
10.52#	Non-Employee Director Compensation Program.	S-1/A	333-233446	10.38	9/9/2019
10.53#	Executive Change in Control Severance Plan.	10-K	001-39049	10.46	3/16/2021
10.54#	Employment Agreement, dated as of October 16, 2022, by and between the Company and John Aballi	8-K	001-39049	10.1	10/16/2022
10.55#	Severance Agreement, dated as of October 14, 2022, by and between the Company and Ron Rocca	8-K	001-39049	10.2	10/16/2022
10.56	Sales Agreement, dated as of September 15, 2022, by and between the Company and Cowen and Company, LLC	8-K	001-39049	1.1	9/15/2022
10.57	Consulting Agreement, dated as of December 5, 2022, by and between the Company and Debra Zack, M.D., Ph.D.	8-K	001-39049	10.1	12/5/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: March 20, 2023	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Aballi and Kamal Adawi as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Aballi	President, Chief Executive Officer and Director	March 20, 2023
John Aballi	(Principal Executive Officer)

/s/ Kamal Adawi	Chief Financial Officer and Corporate Secretary	March 20, 2023
Kamal Adawi	(Principal Financial and Accounting Officer)

/s/ Tina S. Nova, Ph.D.	Executive Chairperson of the Board	March 20, 2023
Tina S. Nova, Ph.D.

/s/ Brian Birk	Director	March 20, 2023
Brian Birk

/s/ Ana Hooker	Director	March 20, 2023
Ana Hooker

/s/ Wendy S. Johnson	Director	March 20, 2023
Wendy S. Johnson

/s/ Ebetuel Pallares, Ph.D.	Director	March 20, 2023
Ebetuel Pallares, Ph.D.

/s/ Bruce C. Robertson, Ph.D.	Director	March 20, 2023
Bruce C. Robertson, Ph.D.

/s/ Frank Stokes	Director	March 20, 2023
Frank Stokes

/s/ James L.L. Tullis	Director	March 20, 2023
James L.L. Tullis

Exagen Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Exagen Inc.
Vista, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Exagen Inc. (the "Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 5 to the financial statements, effective January 1, 2022, the Company adopted Accounting Standards Codification Topic 842, Leases.
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
San Diego, California
March 20, 2023

Exagen Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,391	$99,442
Accounts receivable, net	6,077	9,654
Prepaid expenses and other current assets	4,143	3,638
Total current assets	72,611	112,734
Property and equipment, net	8,197	4,772
Operating lease right-of-use assets	4,885	—
Goodwill	—	5,506
Other assets	528	433
Total assets	$86,221	$123,445
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,046	$2,492
Operating lease liabilities	1,040	—
Borrowings-current portion	190	—
Accrued and other current liabilities	5,347	6,826
Total current liabilities	9,623	9,318
Borrowings-non-current portion, net of discounts and debt issuance costs	28,778	27,478
Non-current operating lease liabilities	4,493	—
Deferred tax liabilities	—	306
Other non-current liabilities	867	1,407
Total liabilities	43,761	38,509
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 16,549,984 and 16,164,994 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	297,970	293,060
Accumulated deficit	(255,527)	(208,140)
Total stockholders' equity	42,460	84,936
Total liabilities and stockholders' equity	$86,221	$123,445
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenue	$45,563	$48,299
Operating expenses:
Costs of revenue	24,214	20,588
Selling, general and administrative expenses	52,018	44,541
Research and development expenses	9,876	7,237
Goodwill Impairment	5,506	—
Total operating expenses	91,614	72,366
Loss from operations	(46,051)	(24,067)
Interest expense	(2,448)	(2,625)
Interest income	830	16
Loss before income taxes	(47,669)	(26,676)
Income tax expense	282	(175)
Net loss	$(47,387)	$(26,851)
Net loss per share, basic and diluted (Note 2)	$(2.77)	$(1.68)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	17,082,348	15,972,256
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2020	12,652,308	$13	$223,115	$(181,289)	$41,839
Issuance of stock in public offering, net of issuance costs of $4,435	4,255,000	4	64,705	—	64,709
Retirement of common stock in exchange for common stock warrant	(804,951)	(1)	(12,774)	—	(12,775)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	12,775	—	12,775
Exercise of stock options	11,950	—	89	—	89
Issuance of stock under Employee Stock Purchase Plan	32,968	—	390	—	390
Stock-based compensation	—	—	4,728	—	4,728
Exercise of common stock warrants	17,719	—	32	—	32
Net loss	—	—	—	(26,851)	(26,851)
Balances at December 31, 2021	16,164,994	16	293,060	(208,140)	84,936
Issuance of stock from vested restricted stock units and payment of employees' taxes	64,064	—	(239)	—	(239)
Exercise of stock options	245,186	1	60	—	61
Issuance of stock under Employee Stock Purchase Plan	75,740	—	385	—	385
Stock-based compensation	—	—	4,704	—	4,704
Net loss	—	—	—	(47,387)	(47,387)
Balances at December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(47,387)	$(26,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557	948
Amortization of debt discount and debt issuance costs	161	279
Non-cash interest expense	551	540
Deferred income taxes	(306)	148
Non-cash lease expense	967	—
Long-lived assets impairment	397	—
Goodwill impairment	5,506	—
Stock-based compensation	4,704	4,728
Other	36	—
Changes in assets and liabilities:
Accounts receivable, net	3,577	(744)
Prepaid expenses and other current assets	(505)	521
Other assets	(47)	(167)
Operating lease liabilities	(854)	—
Accounts payable	901	(655)
Accrued and other current liabilities	(1,402)	984
Net cash used in operating activities	(32,144)	(20,269)
Cash flows from investing activities:
Purchases of property and equipment	(4,318)	(2,370)
Purchase of other assets	—	(50)
Net cash used in investing activities	(4,318)	(2,420)
Cash flows from financing activities:
Proceeds from exercise of stock options	61	89
Payments of taxes withheld on vested restricted stock units	(239)	—
Proceeds from common stock issued under Employee Stock Purchase Plan	385	390
Proceeds from exercise of common stock warrants	—	32
Principal payment on finance lease obligations	(667)	(525)
Principal payment on note payable obligations	(29)	—
Proceeds from the issuance of common stock in public offering, gross	—	69,144
Payment of issuance costs related to public offering	—	(4,407)
Payments of deferred offering costs	—	(40)
Net cash (used in) provided by financing activities	(489)	64,683
Net change in cash, cash equivalents and restricted cash	(36,951)	41,994
Cash, cash equivalents and restricted cash, beginning of year	99,542	57,548
Cash, cash equivalents and restricted cash, end of year	$62,591	$99,542
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,732	$1,815
Supplemental disclosure of non-cash items:
Equipment purchased under finance lease obligations	$741	$1,111
Equipment purchased under notes payable obligations	$807	$—
Costs incurred, but not paid, in connection with capital expenditures	$182	$685
Deferred offering costs reclassified to equity	$—	$28
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Financial Statements
Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a commercial-stage diagnostics company dedicated to helping patients suffering from debilitating and chronic autoimmune diseases by enabling timely differential diagnosis and optimizing therapeutic intervention.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. At December 31, 2022, the Company had cash and cash equivalents of $62.4 million and had an accumulated deficit of $255.5 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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
Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to revenue recognition, the estimated incremental borrowing rate for the determination of the Company's operating lease right-of-use (ROU) assets, the recoverability of its long-lived assets and the goodwill impairment test. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
Concentration of Credit Risk and Other Risk and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents are held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. We have not experienced any losses on our cash or cash equivalents.
Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Year Ended December 31,
	2022	2021
Medicare	39%	19%
Medicare Advantage	15%	13%
Blue Shield	*	12%

*	Less than 10%.

	Accounts Receivable
	December 31,
	2022	2021
Medicare	21%	*
Medicare Advantage	13%	*
Blue Shield	*	19%
United Healthcare	*	18%

*	Less than 10%.
For the years ended December 31, 2022 and 2021, approximately 84% and 81% of the Company's revenue was related to the AVISE® CTD test, respectively.
The Company is dependent on key suppliers for certain laboratory materials. For each of the years ended December 31, 2022 and 2021, approximately 96% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
Commercial	$18,975	$27,499
Government	17,687	9,221
Client(1)	7,928	9,288
Other(2)	973	1,091
Janssen (SIMPONI®)	—	1,200
Total revenue	$45,563	$48,299
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value.
The Company has an arrangement with a financial institution with which it has an existing banking relationship whereby in exchange for the issuance of corporate credit cards, the Company agreed to obtain a certificate of deposit with this financial institution as collateral for the balances borrowed on these credit cards ($0.2 million and $0.1 million at December 31, 2022 and 2021, respectively). The Company has classified the value of this certificate of deposit (including all interest earned thereon) within other assets in the accompanying balance sheets. The Company has the right to terminate the credit card program at any time. Upon termination of the credit card program and repayment of all outstanding balances owed, the Company may redeem the certificate of deposit (and all interest earned thereon).
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$62,391	$99,442
Restricted cash	200	100
	$62,591	$99,542
Property and Equipment
Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operating expenses in the statements of operations in the period realized.
Long-lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment and operating lease assets (see Note 5).
We amortize all finite lived intangible assets over their respective estimated useful lives. Operating lease assets are amortized over the term of the leases. In considering whether long-lived assets are impaired, we combine our intangible assets and other long-lived assets (excluding goodwill), into groupings, a determination which we principally make on the basis of whether the assets are specific to a particular test offered by us or technology we are developing. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Management’s estimates of future cash flows are impacted by projected test volume and levels of reimbursement, as well as expectations related to the future cost structure of the entity. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
During the year ended December 31, 2022, the Company recorded an impairment charge to fixed assets totaling $0.4 million (see Note 3). The impairment charge was classified within research and development expenses in the accompanying statements of operations.
Goodwill
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

During the year ended December 31, 2022, the Company recorded an impairment charge to goodwill totaling $5.5 million (see Note 3).
Leases
The Company categorizes leases at their commencement as either operating or finance leases. Effective January 1, 2022 upon the adoption of Accounting Standards Codification (ASC) 842, the Company recognizes operating lease ROU assets and operating lease liabilities for each lease arrangement identified. Lease liabilities are recorded at the present value of future lease payments discounted using the Company's incremental borrowing rate for the lease established at the commencement date. ROU assets are measured at the amount of the lease liability plus any initial direct costs, less any lease incentives received before commencement. Lease expense is recognized as a single lease cost over the lease term on a straight-line basis. The Company has elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components for its leases.
Clinical Studies
From time to time, the Company engages in efforts to scientifically measure and document the application and efficacy of its various testing products. These arrangements typically require the Company to pay a fee to a third-party scientific investigator (usually a physician or research institution) for each subject enrolled in a clinical study, and the Company accrues expenses based on estimated progress of services performed, including actual level of subjects enrolled and progress of the clinical studies. Payments made prior to the completion of clinical study services are capitalized as a prepaid expense. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Expenses associated with clinical study activities are recorded in research and development expenses in the accompanying statement of operations.
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (each, a payor) consist of commercial payors (healthcare insurers), government payors (primarily Medicare and Medicaid), client payors (i.e., hospitals, other laboratories, etc.) and patient self-pay. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
Payors are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the years ended December 31, 2022 and 2021 was a net revenue decrease of $2.4 million and a net revenue increase of $0.7 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company's portfolios are grouped per payor (i.e. each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test. Consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the statement of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s balance sheet.

Collection of the Company's net revenues from payors is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Janssen Promotion Agreement
In December 2018, the Company entered into a co-promotion agreement (as amended from time to time, the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) to co-promote SIMPONI® in the United States. In August 2021, the Company and Janssen mutually agreed to terminate the Janssen Agreement, effective August 31, 2021.
Pursuant to the Janssen Agreement, as amended, the Company was responsible for the costs associated with its sales force over the course of such co-promotion. Janssen was responsible for all other aspects of the commercialization of SIMPONI® under the Janssen Agreement. In exchange for the Company's sales and co-promotional services, the Company was entitled to a quarterly tiered promotion fee based on the incremental increase in total prescribed units of SIMPONI® for that quarter over a predetermined baseline. The Company's obligations relating to sales and co-promotion services for SIMPONI® were a series of single performance obligations since Janssen simultaneously received and consumed benefits provided by the Company's sales and co-promotional services. The method for measuring progress towards satisfying the performance obligations was based on prescribed units in excess of the contractual baseline at the contractual rate earned per unit. The Company recognized no co-promotion revenue and $1.2 million in co-promotion revenue during the years ended December 31, 2022 and December 31, 2021, respectively. The related expenses for marketing SIMPONI® were included in selling, general and administrative expenses and were expensed as incurred.
Pursuant to the terms of the termination, the Company received $0.6 million in consideration (which was earned in the year ended December 31, 2021) and the Company was restricted until May 31, 2022 from promoting any other biologic or Janus kinase inhibitor used for the treatment of indications covered by the Janssen Agreement without first obtaining Janssen's written consent. The restriction no longer applies.
Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $3.0 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying statements of operations and totaled approximately $2.7 million and $2.1 million, for the years ended December 31, 2022 and 2021, respectively.
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
The BSM option pricing model incorporates various inputs, including the fair value of the Company's common stock, expected volatility, expected term and risk-free interest rates. Volatility is based on the Company's historical calculated volatility since being publicly traded. The weighted-average expected term of options was calculated using the simplified method. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
The fair value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on that date. The Company's restricted stock units generally vest in equal annual installments over four years from the date of grant or, for grants to new hires, date of hire. Vesting of restricted stock units is subject to the holder's continued service with the Company. The Company issues new shares to satisfy restricted stock units upon vesting.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options and restricted stock units outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the years ended December 31, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2022	2021
Warrants to purchase common stock	409,108	409,108
Common stock options	1,421,235	2,014,330
Restricted stock units	1,036,208	415,325
Employee stock purchase plan	58,711	20,193
Total	2,925,262	2,858,956
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. On January 1, 2022, the Company adopted ASU 2016-12, using the modified retrospective transition method. Periods prior to January 1, 2022 have not been restated for the adoption of ASC 842 and continue to reflect the accounting treatment of leases in accordance with the prior lease accounting guidance, ASC 840, Leases. The Company adopted the new lease standard using a cumulative effect to accumulated deficit and there was no impact to accumulated deficit upon adoption. The Company elected the package of practical expedients, which among other things allowed the Company to carry forward its historical lease classification. As part of the adoption, the Company recorded operating lease liabilities of $6.4 million, operating lease ROU assets of $5.9 million, adjusted for deferred rent and lease incentive obligations of $0.5 million previously included in other non-current liabilities and accrued and other current liabilities, pertaining to its office and laboratory space operating leases.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financing Instruments-Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-emerging growth companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For emerging growth companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2023 and the impact of the provisions of this standard on its Consolidated Financial Statements is expected to be immaterial.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible

Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The amendment is to be adopted through either a modified retrospective or fully retrospective method of transition. The Company is currently evaluating the potential impact that the adoption of ASU 2020-06 may have on its consolidated financial statements and related disclosures.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Diagnostic testing supplies	$1,795	$1,091
Prepaid product royalties	40	49
Prepaid maintenance and insurance contracts	2,072	2,008
Other prepaid and other current assets	236	490
Prepaid and other current assets	$4,143	$3,638
Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$98	$83
Laboratory equipment	5,136	4,361
Computer equipment and software	1,482	1,206
Leasehold improvements	5,223	1,151
Construction in progress	1,382	1,855
Total property and equipment	13,321	8,656
Less: accumulated depreciation and amortization	(5,124)	(3,884)
Property and equipment, net	$8,197	$4,772
Depreciation and amortization expense for the years ended December 31, 2022 and 2021, was approximately $1.6 million and $0.9 million, respectively. At December 31, 2022 and 2021, the gross book value of assets under finance leases was $2.8 million and $2.5 million, respectively, and is classified in "Laboratory equipment" in the table above.
Impairment of Long-Lived Assets and Goodwill
During the year ended December 31, 2022, the Company recorded an impairment charge of $0.4 million related to previously capitalized equipment used in research and development activities that were halted in the fourth quarter of 2022. The Company based the fair values of these assets on their anticipated disposal values, which is considered a Level 3 measurement. The impairment charge was classified within research and development expenses in the accompanying statements of operations.
The Company determined that the sustained decrease in its market capitalization constituted an indicator of impairment and as a result, instead of performing a qualitative test, the Company chose to proceed directly to performing a quantitative test during the fourth quarter. The Company determined the fair value of the reporting unit using the discounted cash flow (DCF) method, which is considered a Level 3 measurement. In applying the DCF method, cash flows are estimated for a five-year financial forecast developed by management. A terminal value, which represents the value of additional cash flows into perpetuity, is also calculated. Cash flows are then discounted to present value at a discount rate commensurate with their risk. Based on this analysis, the carrying value of the reporting unit was in excess of the fair value and the goodwill was fully impaired. During the year ended December 31, 2022, the Company recorded an impairment charge of $5.5 million.
The following table presents details of the Company's goodwill for the year ended December 31, 2022 (in thousands):

Total
Balance as of December 31, 2021	$5,506
Goodwill impairment	(5,506)
Balance as of December 31, 2022	$—
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$2,355	$4,048
Accrued interest	142	139
Accrued purchases of goods and services	803	510
Accrued royalties	514	180
Accrued clinical study activity	162	254
Finance lease obligations, current portion	700	587
Refund liability	445	—
Other accrued liabilities	226	1,108
Accrued and other current liabilities	$5,347	$6,826
Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended, pursuant to which the Company has borrowed $25 million. At December 31, 2022, no additional amounts remain available to borrow under the 2017 Term Loan.
In November 2021, the Company executed the Second Amendment to the Loan and Security Agreement (the 2017 Loan Amendment). The interest rate on all borrowings under the 2017 Loan Amendment is 8.0%, of which 2.0% is paid in-kind in the form of additional term loans (PIK Loans) until December of 2024, after which interest accrues at an annual rate of 8.0%. The Company has estimated the effective interest rate of this loan to be approximately 8.5%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest on the 2017 Loan Amendment will be repaid in twenty-four equal monthly installments commencing in December 2024. Upon repayment of the final installment under the 2017 Loan Amendment, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of Loan Amendment using the effective interest method. For the years ended December 31, 2022 and 2021, the Company issued PIK Loans totaling $0.6 million and $0.5 million, respectively.
The 2017 Loan Amendment requires a prepayment premium of 2% of the aggregate outstanding principal. The prepayment premium decreases by 1% on each of November 1, 2023 and 2024.
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

The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, commencing with the quarter ending December 31, 2022. The consequences of failing to achieve the performance covenant may be cured if, within sixty days of failing to achieve the performance covenant, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined. The 2017 Loan Amendment requires that the Company maintain certain levels of minimum liquidity and maintains an unrestricted cash balance of $2.0 million.
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
At December 31, 2022, the Company was in compliance with all covenants of the 2017 Loan Amendment.
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
2022 Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment using notes payable. At December 31, 2022, the total notes payable balance related to this financed equipment was $0.8 million, with $0.2 million classified within borrowings-current portion and $0.6 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to a 5.28% effective interest rate and will mature on October 1, 2026.
Future Minimum Payments on the Outstanding Borrowings
As of December 31, 2022, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

Years Ending December 31,
2023	$1,911
2024	3,205
2025	16,377
2026	14,973
Total	36,466
Less:
Unamortized debt discount and issuance costs	(158)
Interest	(7,340)
Total borrowings, net of discounts and debt issuance costs	28,968
Less: Borrowings-current portion	(190)
Borrowings-non-current portion, net of discounts and debt issuance costs	$28,778
Note 5. Commitments and Contingencies
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
Effective on August 23, 2021, the Company entered into a sub-lease agreement for an additional office space in Carlsbad, California. The sub-lease commenced in October 2021 and expires in April 2027. The sub-lease agreement provides for monthly base rent of $66,021 which began on October 1, 2021, and such amount increases by approximately 3% annually beginning October 1, 2022.
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
Operating and Finance Leases Balances and Costs
Operating and finance leases consist of the following (in thousands):

Lease Balance	Classification	December 31, 2022
Lease Assets
Operating	Operating lease right-of-use assets	$4,885
Finance	Property and equipment, net	$1,427

Lease Liabilities
Current
Operating	Operating lease liabilities	$1,040
Finance	Accrued and other current liabilities	$700
Non-current
Operating	Non-current operating lease liabilities	$4,493
Finance	Other non-current liabilities	$848
Costs associated with the Company's leases were included in the statements of operations as follows (in thousands):

Lease Cost	Year Ended December 31, 2022
Operating leases
Operating lease cost(1)	$1,540
Finance lease cost
Amortization of lease assets	679
Interest on finance lease liabilities	80
Total lease cost	$2,299
(1) Includes variable lease cost of $165,000 for the year ended December 31, 2022.

Supplemental cash flow information on leases is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	Year Ended December 31, 2022
Operating cash out flows from operating leases	$1,262
Operating cash out flows from interest paid on finance leases	$80
Financing cash out flows from finance leases	$667
Information regarding the weighted-average lease term and weighted average discount rate are as follows:

December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	4.3
Finance leases	1.94
Weighted-average discount rate
Operating leases	8.0%
Finance leases	4.8%
Future payments under operating and finance leases as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,446	$828
2024	1,489	574
2025	1,533	248
2026	1,584	147
Thereafter	539	29
Total minimum lease payments	6,591	1,826
Less: imputed interest	(1,058)	(278)
Total lease liabilities	5,533	1,548
Less: current portion	(1,040)	(700)
Lease obligations, net of current portion	$4,493	$848
Disclosures Under ASC 840
Minimum annual lease payments under non-cancelable operating lease arrangements as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2022	$1,337
2023	1,445
2024	1,489
2025	1,533
2026	1,584
Thereafter	539
Total minimum lease payments	$7,927
For the year ended December 31, 2021, rent expense was $0.9 million.
Acquisition-related liabilities

In connection with the acquisition of the medical diagnostics division of Royalty Pharma Collection Trust (Royalty Pharma) (formerly known as Cypress Bioscience, Inc.) in 2010, the Company was required to pay certain amounts in the event that certain revenue milestones were achieved and upon the first commercial sale of a product associated with this acquisition, for which the obligations no longer exist at December 31, 2022.
In addition, the Company has ongoing royalty payment obligations with Royalty Pharma of 2.5% on net sales of products which incorporate certain acquired technologies. Future royalties payable under these arrangements are limited to the lesser of (i) an aggregate of $1.2 million (including an upfront payment of $0.1 million) and (ii) the total royalties earned through January 1, 2024.
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements generally provide for ongoing royalty payments ranging from 1.5% to 7.0% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when earned and recorded in costs of revenue in the accompanying statement of operations.
In May 2021, the Company entered into an exclusive license agreement with Allegheny Health Network Research Institute (AHN) to obtain an exclusive license to AHN's patent rights in certain inventions, pursuant to which the Company paid AHN an initial license fee of $0.4 million. In addition, under the terms of the exclusive license agreement, the Company is required to pay the greater of royalties in the low single digits on net sales of diagnostic tests using the assigned patents or a flat annual minimum royalty amount, pending approvals and commercialization.
In November 2021, the Company entered into an exclusive license agreement with Queen Mary University of London (QMUL) to obtain an exclusive license to QMUL's patent rights in certain inventions, pursuant to which the Company paid QMUL an initial license fee of $0.4 million. The Company is obligated to make a one-time payment of $0.1 million relating to the first commercial sale of the licensed products. In addition, after the first 18 months of commercial sales under the terms of the exclusive license agreement, the Company is required to pay royalties in the high single-digits on net sales of testing products using the assigned patents, pending approvals and commercialization.
Supply Agreement
In December 2021, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $6.0 million and $6.9 million for the years ended December 31, 2022 and 2023, respectively, with a 15% annual increase thereafter for unconditional minimum purchase commitments through the year ending December 31, 2025.
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with AHN, pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million for each year during the initial term of the agreement. Collaboration expenses under the master research collaboration agreement were $0.4 million for the year ended December 31, 2022. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications; including for subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or that the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities. The Company does not believe the outcome of any such matters will have a material effect on its financial position or results of operations.

Note 6. Fair Value Measurements
The carrying value of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement. The estimated fair values of the Company's long-term borrowings are determined by Level 2 inputs and are based primarily on quoted market prices for the same or similar issues. As of December 31, 2022, the 2017 Term Loan had a carrying value of $28.3 million and a fair value of $26.9 million. The estimated fair value of the 2017 Term Loan, which uses Level 2 fair value inputs, was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The recorded value of the Company's long-term borrowings as of December 31, 2021 approximated their fair values as the interest rate and other terms were that which were available to the Company at the time. See footnote 3 for discussion of recorded impairment charges related to long-lived assets and goodwill.
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
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$29,438	$29,438	$—	$—
Certificate of deposit, included in cash and cash equivalents	30,100	30,100	—	—
Total	$59,538	$59,538	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$95,761	$95,761	$—	$—
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
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of December 31, 2022, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Exchange Agreement
On June 22, 2021, the Company entered into an exchange agreement (the Exchange Agreement) with an investor and its affiliates (the Exchanging Stockholders), pursuant to which the Company exchanged an aggregate of 804,951 shares of the Company's common stock owned by the Exchanging Stockholders for pre-funded warrants (the Exchange Warrants) to purchase an aggregate of 804,951 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.001 per share. The Exchange Warrants do not expire and are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 4.99% of the Company's common stock, which percentage may change at the Exchanging Stockholder's election to any other percentage upon 61 days' notice to the Company. The Company recorded the retirement of common stock exchanged as a reduction of common shares outstanding and additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity and the fair value of the Exchange Warrants was recorded as an increase to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2022, none of the Exchange Warrants have been exercised.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of December 31, 2022:

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
	1,214,059
During the year ended December 31, 2022, no warrants to purchase common stock were exercised.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of December 31, 2022, 1,452,435 shares remained available for future awards. Under the evergreen provision, on January 1, 2023, an additional 661,999 shares became available for issuance under the 2019 Plan.
2019 Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of December 31, 2022, 413,425 shares of common stock remained available for issuance under the ESPP. Under the evergreen provision, on January 1, 2023, an additional 165,500 shares became available for issuances under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,014,330	$12.10	7.87	$5,428
Granted	63,000	$5.25
Exercised	(245,186)	$0.26
Forfeited	(257,982)	$16.09
Expired	(152,927)	$13.73
Outstanding, December 31, 2022	1,421,235	$12.94	7.09	$483
Vested and expected to vest, December 31, 2022	1,421,235	$12.94	7.09	$483
Options exercisable, December 31, 2022	1,129,333	$12.94	6.89	$483
The weighted-average grant date fair value per share of employee options granted to employees during the years ended December 31, 2022 and 2021 was $2.74 and $8.83, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The fair value of the Company's common stock was $2.40 and $11.63 per share at December 31, 2022 and 2021, respectively. The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $0.6 million and $0.1 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to option awards was $1.8 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2021	415,325	$16.54	$4,830
Awards granted	1,076,725	$5.89
Awards released	(100,586)	$16.55
Awards canceled	(355,256)	$11.29
Outstanding, December 31, 2022	1,036,208	$7.28	$2,487

As of December 31, 2022, all of the outstanding restricted stock units are unvested. The fair value of restricted stock units vested in the year ended December 31, 2022 was $0.7 million. No restricted stock units vested in the year ended December 31, 2021. The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2022 and 2021 was $5.89 and $16.53, respectively. As of December 31, 2022, total unrecognized compensation cost related to restricted stock units was $6.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.
Stock-Based Compensation Expense
Stock Options
The fair value of employee stock options was estimated using the following assumptions in the Black-Scholes options pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2022	2021
Expected volatility	54%	56%-60%
Risk-free interest rate	3.4%	0.8%-1.1%
Dividend yield	—	—
Expected term (in years)	5.5	5.5-6.1
Employee Stock Purchase Plan
The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

	Year Ended December 31,
	2022	2021
Expected volatility	45%-57%	45%-60%
Risk-free interest rate	0.6%-3.3%	0.1%
Dividend yield	—	—
Expected term (in years)	0.5	0.5
Stock-based compensation expense related to the ESPP for the years ended December 31, 2022 and 2021 was less than $0.1 million and $0.2 million, respectively. As of December 31, 2022, total unrecognized compensation cost related to stock purchase rights granted under the ESPP was less than $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years.
Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the statement of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$213	$164
Selling, general and administrative	3,860	3,943
Research and development	631	621
Total	$4,704	$4,728
Common stock reserved for future issuance consists of the following at December 31, 2022:

Warrants to purchase common stock	1,214,059
Common stock option grants issued and outstanding	1,421,235
Common stock reserved for issuance upon vesting of outstanding restricted stock units	1,036,370
Common shares available for grant under the 2019 Plan	1,452,435
Common shares available for future issuance under ESPP	413,425
Total	5,537,524

Note 9. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	24	27
Total current	24	27
Deferred:
Federal	(137)	137
State	(169)	11
Total deferred	(306)	148
Provision (benefit) for income tax	$(282)	$175
The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021
Federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefits	(4.3)%	(3.8)%
Research and development tax credits	(1.5)%	(1.2)%
Stock compensation	1.4%	0.9%
Non-deductible expenses	0.9%	1.1%
Change in valuation allowance	23.9%	24.6%
Effective tax rate	(0.6)%	0.6%
Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 are shown below (in thousands). A valuation allowance has been established as realization of the Company’s deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$29,789	$22,365
Research and development tax credits	2,216	1,102
Accruals, reserves and other	349	1,055
Interest expense	2,236	1,953
Indefinite lived assets	362	—
Stock compensation	1,606	1,407
Lease liability	1,374	—
Capitalization of research and experimentation costs	2,047	—
Total gross deferred tax assets	39,979	27,882
Less: valuation allowance	(38,567)	(27,158)
Deferred tax assets, net	1,412	724
Deferred tax liabilities:
Financing and acquisition-related liabilities	—	(335)
Indefinite lived assets	—	(521)
Right of use assets	(1,206)	—
Basis differences in fixed and intangible assets	(206)	(175)
Deferred tax liabilities, net	(1,412)	(1,031)
Net deferred tax liabilities	$—	$(307)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021, which related primarily to increases in net operating loss (NOL) carryforwards, research and development tax credits, capitalization of research and experimentation costs, and impairment of goodwill were as follows (in thousands):

	December 31,
	2022	2021
Valuation allowance at the beginning of the year	$27,158	$20,596
Increases recorded to income tax provision	11,409	6,562
Valuation allowance at the end of the year	$38,567	$27,158
At December 31, 2022 and 2021, the Company had federal NOL carryforwards of approximately $118.4 million and $89.4 million, respectively. At December 31, 2022 and 2021, the Company had state NOL carryforwards of $87.0 million and $61.0 million, respectively. Approximately $43.5 million of the federal tax loss carryforwards will begin to expire in 2023, unless previously utilized. The federal NOL carryforwards generated in after December 31, 2017 of $74.9 million will carryforward indefinitely. The Company’s state tax loss carryforwards will expire in 2030, unless previously utilized.
At December 31, 2022, the Company's deferred tax assets are primarily comprised of federal and state tax NOL carryforwards. The Company completed a formal study through the year ended December 31, 2019 and determined ownership changes within the meaning of Internal Revenue Code (IRC), Section 382 had occurred in 2003, 2008, 2012, 2017 and 2019.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years for 2003 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The Company recognizes interest and/or penalties related to income tax matters in its provision for income taxes. The Company does not have any material accruals for, and did not recognize any, material interest or penalties in these financial statements in any period presented.

Uncertain Tax Positions
At December 31, 2022 and 2021, the Company had no unrecognized tax benefits.
The Company does not believe that the balance of unrecognized tax benefits will materially change within the next twelve months.
Note 10. 401(k) Plan
The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. For the years ended December 31, 2022 and 2021, the Company made contributions to the Plan at 4% and 3% of qualified employee compensation, respectively. For the years ended December 31, 2022 and 2021, these contributions totaled approximately $0.9 million and $0.5 million, respectively.