Form 10-Q
period 2023-06-30
EXAGEN INC.
filed 2023-08-07
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on August 3, 2023 was 16,858,764.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$31,466	$62,391
Accounts receivable, net	16,235	6,077
Prepaid expenses and other current assets	3,570	4,143
Total current assets	51,271	72,611
Property and equipment, net	7,875	8,197
Operating lease right-of-use assets	4,412	4,885
Other assets	620	528
Total assets	$64,178	$86,221
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,309	$3,046
Accrued and other current liabilities	5,933	5,347
Operating lease liabilities	1,104	1,040
Borrowings-current portion	257	190
Total current liabilities	8,603	9,623
Borrowings-non-current portion, net of discounts and debt issuance costs	19,153	28,778
Non-current operating lease liabilities	3,923	4,493
Other non-current liabilities	597	867
Total liabilities	32,276	43,761
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 16,858,194 and 16,549,984 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	300,113	297,970
Accumulated deficit	(268,228)	(255,527)
Total stockholders' equity	31,902	42,460
Total liabilities and stockholders' equity	$64,178	$86,221
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$14,137	$7,606	$25,367	$18,000
Operating expenses:
Costs of revenue	5,836	6,078	11,762	11,895
Selling, general and administrative expenses	11,953	12,903	23,837	25,055
Research and development expenses	1,263	2,689	2,389	4,793
Total operating expenses	19,052	21,670	37,988	41,743
Loss from operations	(4,915)	(14,064)	(12,621)	(23,743)
Interest expense	(574)	(606)	(1,212)	(1,204)
Other income, net	476	5	1,132	10
Net loss	$(5,013)	$(14,665)	$(12,701)	$(24,937)
Net loss per share, basic and diluted	$(0.28)	$(0.86)	$(0.72)	$(1.46)
Weighted-average number of shares used to compute net loss per share, basic and diluted	17,655,483	17,058,516	17,591,478	17,025,636
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
Issuance of stock from vested restricted stock units	113,378	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	70,317	—	152	—	152
Exercise of stock options	93,335	—	27	—	27
Stock-based compensation	—	—	986	—	986
Net loss	—	—	—	(7,688)	(7,688)
Balances as of March 31, 2023	16,827,014	17	299,135	(263,215)	35,937
Issuance of stock from vested restricted stock units	31,180	—	—	—	—
Stock-based compensation	—	—	978	—	978
Net loss	—	—	—	(5,013)	(5,013)
Balances as of June 30, 2023	16,858,194	$17	$300,113	$(268,228)	$31,902
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2021	16,164,994	$16	$293,060	$(208,140)	$84,936
Issuance of stock from vested restricted stock units and payment of employees' taxes	30,523	—	(115)	—	(115)
Issuance of stock under Employee Stock Purchase Plan	35,681	—	231	—	231
Stock-based compensation	—	—	1,376	—	1,376
Net loss	—	—	—	(10,272)	(10,272)
Balances as of March 31, 2022	16,231,198	16	294,552	(218,412)	76,156
Issuance of stock from vested restricted stock units and payment of employees' taxes	27,609	—	(107)	—	(107)
Stock-based compensation	—	—	1,440	—	1,440
Net loss	—	—	—	(14,665)	(14,665)
Balances as of June 30, 2022	16,258,807	$16	$295,885	$(233,077)	$62,824
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(12,701)	$(24,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056	597
Amortization of debt discount and debt issuance costs	80	78
Non-cash interest expense	226	272
Loss on disposal of assets	129	—
Non-cash lease expense	473	514
Stock-based compensation	1,964	2,816
Changes in assets and liabilities:
Accounts receivable, net	(10,158)	939
Prepaid expenses and other current assets	573	576
Other assets	(101)	(201)
Operating lease liabilities	(506)	(382)
Accounts payable	(1,750)	751
Accrued and other current liabilities	812	(751)
Net cash used in operating activities	(19,903)	(19,728)
Cash flows from investing activities:
Purchases of property and equipment	(720)	(3,033)
Proceeds from disposal of property and equipment	2	—
Net cash used in investing activities	(718)	(3,033)
Cash flows from financing activities:
Proceeds from exercise of stock options	27	—
Payments of taxes withheld on vested restricted stock units	—	(222)
Proceeds from common stock issued under Employee Stock Purchase Plan	152	231
Principal payments on finance lease obligations	(369)	(303)
Principal payment on note payable obligations	(114)	—
Principal payment on long-term debt	(10,000)	—
Net cash used in financing activities	(10,304)	(294)
Net change in cash, cash equivalents and restricted cash	(30,925)	(23,055)
Cash, cash equivalents and restricted cash, beginning of period	62,591	99,542
Cash, cash equivalents and restricted cash, end of period	$31,666	$76,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$898	$860
Supplemental disclosure of non-cash items:
Equipment purchased under finance lease obligations	$—	$293
Equipment purchased under notes payable obligations	$250	$—
Costs incurred, but not paid, in connection with capital expenditures	$61	$391

The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a commercial-stage diagnostics company which exists to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of June 30, 2023, the Company had cash and cash equivalents of $31.5 million and had an accumulated deficit of $268.2 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of June 30, 2023, condensed statements of operations and stockholders' equity for the three and six months ended June 30, 2023, cash flows for the six months ended June 30, 2023 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 20, 2023. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2023 and its results of operations for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	29%	15%	34%	18%
Medicare Advantage	19%	23%	18%	19%
Blue Shield	10%	*	*	*
Aetna	*	10%	*	*

*	Less than 10%.

	Accounts Receivable, Net
	June 30, 2023	December 31, 2022
Medicare	49%	21%
Medicare Advantage	14%	13%

For the three months ended June 30, 2023 and 2022, approximately 88% and 77%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to the AVISE® CTD test for the six months ended June 30, 2023 and 2022 was approximately 88% and 81%, respectively.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended June 30, 2023 and 2022, approximately 95% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For each of the six months ended June 30, 2023 and 2022, approximately 96% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Commercial	$7,484	$4,510	$11,699	$10,933
Government	4,189	1,139	8,615	3,259
Client(1)	2,273	1,755	4,680	3,346
Other(2)	191	202	373	462
Total revenue	$14,137	$7,606	$25,367	$18,000
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay.
Fair Value Measurements
The carrying value of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of June 30, 2023, the 2017 Term Loan (as defined below) had a carrying value of $18.5 million and a fair value of $19.1 million. As of December 31, 2022, the 2017 Term Loan had a carrying value of $28.3 million and a fair value of $26.9 million. The estimated fair value of the 2017 Term Loan was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The recorded value of the Company's other long-term borrowing was $0.9 million and approximated its fair value as of June 30, 2023. As of December 31, 2022, the recorded value of the Company's other long term borrowing was $0.8 million and approximated its fair value.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments purchased with a remaining maturity date of three months or less upon acquisition to be cash equivalents. These investments are stated at cost, which approximates fair value.
The Company has an arrangement with a financial institution with which it has an existing banking relationship, whereby in exchange for the issuance of corporate credit cards, the Company agreed to obtain a certificate of deposit with this financial institution in the amount of $0.2 million as collateral for the balances borrowed on these cards. The Company has classified the value of this certificate of deposit (including all interest earned thereon) within other assets in the accompanying balance sheets. The Company has the right to terminate the credit card program at any time. Upon termination of the credit card program and repayment of all outstanding balances owed, the Company may redeem the certificate of deposit (and all interest earned thereon).
Cash, cash equivalents, and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$31,466	$62,391
Restricted cash	200	200
	$31,666	$62,591
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
Payors are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended June 30, 2023 and 2022 was a $1.5 million net revenue increase and a $1.2 million net revenue decrease, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the six months ended June 30, 2023 and 2022 was a $1.8 million net revenue increase and a $1.6 million net revenue decrease, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Accounts Receivable and Allowance for Credit Losses
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of the financial condition of our customers and generally do not require collateral. The allowance for credit losses was zero as of June 30, 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Research and Development

Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.4 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, total advertising and marketing costs were approximately $0.7 million and $0.9 million, respectively. These costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. For each of the six months ended June 30, 2023 and 2022, shipping and handling costs were approximately $1.3 million.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, restricted stock units outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three and six months ended June 30, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30, 2023	June 30, 2022
Warrants to purchase common stock	409,108	409,108
Common stock options	994,526	1,949,374
Restricted stock units	1,598,578	784,940
Employee stock purchase plan	60,719	30,303
Total	3,062,931	3,173,725
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 as of January 1, 2023. The adoption did not have an impact on its condensed financial statements.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Diagnostic testing supplies	$1,653	$1,795
Prepaid product royalties	39	40
Prepaid maintenance and insurance contracts	1,860	2,072
Other prepaid expenses and other current assets	18	236
Prepaid expenses and other current assets	$3,570	$4,143
Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$98	$98
Laboratory equipment	6,458	5,136
Computer equipment and software	1,557	1,482
Leasehold improvements	5,284	5,223
Construction in progress	641	1,382
Total property and equipment	14,038	13,321
Less: accumulated depreciation and amortization	(6,163)	(5,124)
Property and equipment, net	$7,875	$8,197
Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was approximately $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was approximately $1.1 million and $0.6 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$3,284	$2,355
Accrued interest	130	142
Accrued purchases of goods and services	435	803
Accrued royalties	62	514
Accrued clinical study activity	121	162
Finance lease obligations, current portion	595	700
Legal accrual	700	—
Refund liability	254	445
Other accrued liabilities	352	226
Accrued and other current liabilities	$5,933	$5,347

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. As of June 30, 2023, no additional amounts remained available to borrow under the 2017 Term Loan.

On April 28, 2023, the Company entered into the Third Loan Amendment to the 2017 Term Loan (the Third Loan Amendment). The Third Loan Amendment was treated as a modification. Pursuant to the Third Loan Amendment, the interest rate on all borrowings under the Amended Loan Agreement is the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%. Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate will be payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest is scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. As of June 30, 2023, the Company estimated the effective interest rate of this loan to be approximately 10.8%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement is to be repaid in ten equal monthly installments commencing in April 2026. Upon repayment of the final installment under the Amended Loan Agreement, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method. For each of the three months ended June 30, 2023 and 2022, the Company issued PIK Loans totaling $0.1 million. For the six months ended June 30, 2023 and 2022, the Company issued PIK Loans totaling $0.2 million and $0.3 million, respectively.
The Amended Loan Agreement requires a prepayment premium of 2% of the aggregate outstanding principal and decreases by 1% on each of November 1, 2023 and 2024. However, this fee was waived on April 28, 2023, at which time the Company prepaid $10.0 million of principal (the Term Loan Prepayment).
The Amended Loan Agreement is collateralized by a first priority security interest in substantially all of the Company's assets, including intellectual property. The affirmative covenants of the Amended Loan Agreement require that the Company timely file taxes, maintain good standing and government compliance, maintain liability and other insurance, provide prompt notification of significant corporate events, and furnish audited financial statements within 150 days of fiscal year end without qualification as to the scope of the audit or as to going concern and without any other similar qualification.
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, however the Company is not required to comply with the revenue covenant for any quarter during which it maintains a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, the Company submits a new Board approved financial plan to Innovatus under which the Company is expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. The Amended Loan Agreement requires that the Company maintain certain levels of minimum liquidity and maintains an unrestricted cash balance of $2.0 million.
The negative covenants provide, among other things, that without the prior consent of Innovatus, subject to certain exceptions, the Company may not dispose of certain assets, engage in certain business combinations or acquisitions, incur additional indebtedness or encumber any of the Company's property, pay dividends on the Company's capital stock or make prohibited investments. The Amended Loan Agreement provides that an event of default will occur if, among other triggers, (i) the Company defaults in the payment of any amount payable under the agreement when due, (ii) there occurs any circumstance(s) that could reasonably be expected to result in a material adverse effect on the Company's business, operations or condition, or on the Company's ability to perform its obligations under the agreement, (iii) the Company becomes insolvent, (iv) the Company undergoes a change in control or (v) the Company breaches any negative covenants or certain affirmative covenants in the agreement or, subject to a cure period, otherwise neglects to perform or observe any material item in the agreement.
As of June 30, 2023, the Company was in compliance with all covenants of the Amended Loan Agreement.
Upon an event of default in any of the Amended Loan Agreement covenants, the repayment of the 2017 Term Loan may be accelerated, and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the 2017 Term Loan can be accelerated under certain circumstances, the Company believes acceleration of this loan is not probable as of the date of these condensed financial statements. Accordingly, the Company has reflected the amounts of the Third Loan Amendment due beyond twelve months of the balance sheet date as non-current.

2022 Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment using notes payable. At June 30, 2023, the total notes payable balance related to this financed equipment was $1.0 million, with $0.3 million classified within borrowings-current portion and $0.7 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to a 5.28% effective interest rate and will mature on October 1, 2026.
Future Minimum Payments on the Outstanding Borrowings
As of June 30, 2023, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2023 (remaining)	$950
2024	1,908
2025	1,928
2026	21,215
Total	26,001
Less:
Unamortized debt discount and issuance costs	(134)
Interest	(6,457)
Total borrowings, net of discounts and debt issuance costs	19,410
Less: Borrowings-current portion	(257)
Borrowings-non-current portion, net of discounts and debt issuance costs	$19,153
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
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with Allegheny Health Network Research Institute (AHN), pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million for each year during the initial term of the agreement. Collaboration expenses under the master research collaboration agreement were $0.1 million for each of the three months ended June 30, 2023 and 2022. For each of the six months ended June 30, 2023 and 2022, collaboration expenses were $0.2 million. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Supply Agreements
In December 2021, the Company entered into an amended supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $6.9 million, $8.0 million and $9.2 million for the years ending December 31, 2023, 2024 and 2025, respectively.

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
In February 2022, the Company received a subpoena issued by the U.S. Department of Justice (DOJ) requesting documents related to an investigation of potential federal regulatory healthcare offenses. The Company has fully cooperated with the DOJ in connection with the investigation. The DOJ revealed that there is a suit under seal in the Commonwealth of Massachusetts. The suit will remain under seal until a definitive settlement agreement is executed. In July 2023, the Company reached an agreement in principle with the DOJ to resolve this matter and recorded a charge of $0.7 million for the three and six months ended June 30, 2023 as a result. This amount is included in selling, general and administrative expenses. There can be no assurance that a definitive agreement will be executed or that the material terms of the definitive agreement will remain the same as the agreement in principle.

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$4,082	$4,082	$—	$—
Certificate of deposit, included in cash and cash equivalents	24,000	24,000	—	—
Total	$28,082	$28,082	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$29,438	$29,438	$—	$—
Certificate of deposit, included in cash and cash equivalents	30,100	30,100	—	—
Total	$59,538	$59,538	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.
Note 7. Stockholders' Equity
Common Stock
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of June 30, 2023, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of June 30, 2023:

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
	1,214,059
During the three and six months ended June 30, 2023, no warrants to purchase common stock were exercised.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of June 30, 2023, 1,740,628 shares of common stock remained available for future awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of June 30, 2023, 508,608 shares of common stock remained available for issuance under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,421,235	$12.94	7.09	$483
Granted	58,500	$3.15
Exercised	(93,335)	$0.26
Forfeited	(32,426)	$14.38
Expired	(359,448)	$17.02
Outstanding, June 30, 2023	994,526	$12.03	6.90	$349
Vested and expected to vest, June 30, 2023	994,526	$12.03	6.90	$349
Options exercisable, June 30, 2023	825,513	$12.24	6.66	$349
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $0.2 million. There were no options exercised during the six months ended June 30, 2022. As of June 30, 2023, total unrecognized compensation cost related to option awards was $0.9 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.91 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,036,208	$7.28	$2,487
Awards granted	796,400	$2.42
Awards released	(144,985)	$12.01
Awards canceled	(89,045)	$9.53
Outstanding, June 30, 2023	1,598,578	$4.30	$4,636
As of June 30, 2023, all of the outstanding restricted stock units were unvested. The fair value of restricted stock units vested in the six months ended June 30, 2023 and 2022 was $0.4 million and $0.6 million, respectively. The weighted average grant date fair value for restricted stock units granted in the six months ended June 30, 2023 and 2022 was $2.42 and $8.66, respectively. As of June 30, 2023, total unrecognized compensation cost related to restricted stock units was $6.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.

Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs of revenue	$63	$59	$116	$103
Selling, general and administrative	874	1,203	1,705	2,321
Research and development	41	178	143	392
Total	$978	$1,440	$1,964	$2,816

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
Overview
We exist to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand which demonstrate excellent quality and performance. We believe our focus on and experience in the field of rheumatology, combined with our commitment to excellent customer service and support, position us very well to respond to the needs of rheumatologists and the patients they serve.
Marketed under our AVISE® brand, our testing products allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA). We commercially launched our lead testing product, AVISE® CTD, in 2012. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases (CTDs) and other related diseases with overlapping symptoms. Revenue from this product comprised 88% and 81% of our revenue for the six months ended June 30, 2023 and 2022, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We perform all of our AVISE® tests in our approximately 13,000 square foot laboratory located in Vista, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and Medicaid), and patients. Reimbursement rates vary by product and payor.

Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. For the six months ended June 30, 2023 and 2022, we incurred net losses of $12.7 million and $24.9 million, respectively, and we expect to continue to incur operating losses in the near term. Our operations have been funded primarily through equity financings, debt financings and revenue from product sales. We have never been profitable and, as of June 30, 2023, we had $31.5 million of cash and cash equivalents and an accumulated deficit of $268.2 million.
Our initial public offering (IPO) was completed in September 2019, raising net proceeds of approximately $50.4 million. In March 2021, we completed a secondary public offering of common stock for net proceeds of approximately $64.7 million.
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of common stock in the offering and, as of June 30, 2023, the Company had not sold any shares of its common stock pursuant to the Sales Agreement.
Recent Developments
During the quarter ended June 30, 2023 and in connection with our previously announced revenue cycle management initiatives, we began releasing claims previously withheld from prior periods. These revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. The implementation of these initiatives contributed to increased accounts receivables for the three and six months ended March 31, 2023 and June 30, 2023. Commencing in July 2023, we began to receive payments related to these withheld claims for both commercial and government payors, including Medicare.
Specific to Medicare claims, our Proprietary Laboratory Analysis (PLA) for AVISE Lupus (0312U) was finalized on the Clinical Laboratory Fee Schedule (CLFS) in January of 2023. During the three months ended June 30, 2023, the claims we submitted to our Medicare Administrative Coordinator (MAC), Noridian, were subjected to a utilization review with a greater-than-typical proportion of these claims requiring additional medical records for approval. To date, we have submitted the requested medical records to Noridian for over 80% of the requested claims. We are pending final claim adjudication on the majority of submitted claims, but, to date, payments for these Medicare claims have been consistent with our CLFS established price for testing performed in 2023.
In April 2023, we discontinued development of our AVISE® RADR platform, including the associated clinical trials.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payor) or a "non-participating provider" (do not have a contract with the payor). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. In addition to the challenges described under the heading "Overview - Recent Developments" in this Quarterly Report on Form 10-Q, historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate.
▪Continued Growth of Our Testing Products. Since the launch of AVISE® CTD in 2012 and through June 30, 2023, we have delivered approximately 825,000 of these tests. During the second quarter of 2023, 37,749 AVISE® CTD tests were delivered, representing approximately 8% growth over the same period in 2022. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
▪Development of Additional Testing Products. We rely on sales of our AVISE® CTD test to generate the significant majority of our revenue. We expect to continue to invest in research and development in order to develop additional testing products. Our success in developing new testing products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors." in this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.
Seasonality
Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers (including medical conferences), climate and weather conditions in our markets (for example, excess sun exposure can cause flares in SLE), seasonal conditions that may affect medical practices and provider activity (for example, influenza outbreaks that may reduce the percentage of patients that can be seen), and other factors relating to the timing of patient benefit changes, as well as patient deductibles and co-insurance limits.
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
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. We primarily market our testing products to rheumatologists in the United States. The rheumatologists who order our testing products, and to whom results are reported, are generally not responsible for payment for these products. The parties that pay for these services (payors) consist of commercial payors (e.g. insurance companies, health maintenance organizations, etc.), government payors (primarily Medicare and Medicaid), client payors (e.g. hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
Our ability to increase our revenue will depend on our ability to further penetrate the market for our current and future testing products and increase our reimbursement and collection rates for tests delivered.
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
In an effort to improve transparency regarding Medicare support of AVISE® Lupus, on July 29, 2022, we submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code. On September 27, 2022, we received notice that Noridian has deemed our application for a Local Coverage Determination (LCD) to be valid. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete. In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information.
We face challenges relating to commercial payor claim processing and revenue. Now that we are billing under our PLA code, we are experiencing denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
In July 2023, we implemented increases to our patient payment rates. Although it is difficult to estimate the effect these changes will have on our operations, we anticipate the possibility of a short-term impact to revenue, as rheumatologists and patients adjust to these changes.
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
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs (including stock-based compensation expense), direct marketing expenses, accounting and legal expenses, consulting costs and allocated overhead (including rent, information technology, depreciation and utilities).
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
We expect that our research and development expenses will increase year-over-year in the near-term as a result of product development initiatives.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our amended loan and security agreement with Innovatus.
Other Income
Other income primarily consists of interest income earned on our cash and cash equivalents.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenue	$14,137	$7,606	$6,531
Operating expenses:
Costs of revenue	5,836	6,078	(242)
Selling, general and administrative expenses	11,953	12,903	(950)
Research and development expenses	1,263	2,689	(1,426)
Total operating expenses	19,052	21,670	(2,618)
Loss from operations	(4,915)	(14,064)	9,149
Interest expense	(574)	(606)	32
Other income, net	476	5	471
Net loss	$(5,013)	$(14,665)	$9,652
Revenue
Revenue increased $6.5 million, or 85.9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased test volume, increased ASP and increased accrual rates due to improved collections from prior periods, in addition to a $4.0 million increase related to constraining revenue related to certain claims in the three months ended June 30, 2022. The number of AVISE® CTD tests delivered, which accounted for 88% of revenue and 77% of revenue in the three months ended June 30, 2023 and 2022, respectively, increased to 37,749 tests delivered in the three months ended June 30, 2023 compared to 34,919 tests delivered in the same 2022 period.
Costs of Revenue

Costs of revenue decreased $0.2 million, or 4.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to decreases of $0.2 million in materials and supplies and $0.1 million in shipping and handling costs. Gross margin as a percentage of revenue increased to 58.7% for the three months ended June 30, 2023, compared to 20.1% for the three months ended June 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.0 million, or 7.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to decreases of $1.0 million in employee-related expenses (including salaries, benefits and stock based compensation), $0.4 million in professional services, $0.2 million in commissions and $0.1 million in marketing expenses, partially offset by increases of $0.5 million in legal expenses, $0.2 million in allocated overhead and $0.1 million in audit expenses.

Research and Development Expenses
Research and development expenses decreased $1.4 million, or 53.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to decreases of $0.8 million in employee-related expenses (including salaries, benefits and stock based compensation), $0.3 million in collaboration expenses and $0.3 million in laboratory expenses.
Interest Expense
Interest expense remained substantially consistent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Other Income
Other income increased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to rising interest rates earned on invested cash and cash equivalents.
Comparison of the Six Months Ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenue	$25,367	$18,000	$7,367
Operating expenses:
Costs of revenue	11,762	11,895	(133)
Selling, general and administrative expenses	23,837	25,055	(1,218)
Research and development expenses	2,389	4,793	(2,404)
Total operating expenses	37,988	41,743	(3,755)
Loss from operations	(12,621)	(23,743)	11,122
Interest expense	(1,212)	(1,204)	(8)
Other income, net	1,132	10	1,122
Net loss	$(12,701)	$(24,937)	$12,236
Revenue
Revenue increased $7.4 million, or 40.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased test volume and increased accrual rates due to improved collections from prior periods, in addition to a $4.0 million increase related to constraining revenue related to certain claims in the three months ended June 30, 2022. The number of AVISE® CTD tests delivered, which accounted for 88% of revenue and 81% of revenue in the six months ended June 30, 2023 and 2022, respectively, increased to 75,061 tests delivered in the six months ended June 30, 2023 compared to 65,822 tests delivered in the same 2022 period.
Costs of Revenue

Costs of revenue decreased $0.1 million, or 1.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to decreases of $0.3 million in materials and supplies and $0.1 million in royalties, partially offset by an increase of $0.3 million in labor costs. Gross margin as a percentage of revenue increased to 53.6% for the six months ended June 30, 2023, compared to 33.9% for the six months ended June 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.2 million, or 4.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to decreases of $2.2 million in employee related expenses (including salaries, benefits and stock-based compensation), $0.2 million in marketing expenses, $0.1 million in professional services and $0.1 million in third-party billing expenses, partially offset by increases of $0.5 million in commissions, $0.4 million in legal expenses, $0.3 million in allocated overhead and $0.2 million in audit expenses.

Research and Development Expenses
Research and development expenses decreased $2.4 million, or 50.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to decreases of $1.5 million in employee-related expenses (including salaries, benefits and stock based compensation), $0.4 million in laboratory expenses, $0.4 million in collaboration expenses and $0.2 million in clinical trial expenses, partially offset by an increase of $0.1 million in allocated overhead.
Interest Expense
Interest expense remained substantially consistent for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Other Income
Other income increased by $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to rising interest rates earned on invested cash and cash equivalents.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we incurred a net loss of $12.7 million and $24.9 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. As of June 30, 2023, we had an accumulated deficit of $268.2 million and cash and cash equivalents of $31.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash, money market funds and certificates of deposit.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under our 2017 Term Loan. In April 2023, we further amended the 2017 Term Loan, pursuant to which we prepaid $10.0 million of principal and amended additional terms of the agreement. See Note 4 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, we submit a new Board approved financial plan to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. As of June 30, 2023, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
On September 15, 2022, the Company entered into the Sales Agreement, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of June 30, 2023, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
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
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect costs of revenue to increase year-over-year as test volume increases. We expect selling, general and administrative expenses to decrease year-over-year as a result of cost saving initiatives which began in the fourth quarter of 2022 and expect research and development expenses to increase year-over-year as a result of product development initiatives. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and our office space in Carlsbad, California, payments for finance leases related to our laboratory equipment and costs associated with legal proceedings and government investigations. Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(in thousands)
Net cash used in:
Operating activities	$(19,903)	$(19,728)
Investing activities	(718)	(3,033)
Financing activities	(10,304)	(294)
Net change in cash, cash equivalents and restricted cash	$(30,925)	$(23,055)

Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $19.9 million, primarily resulting from (i) our net loss of $12.7 million adjusted for non-cash charges of $3.9 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $11.1 million primarily related to net increases in accounts receivable and accrued and other current liabilities, partially offset by net decreases in accounts payable, prepaid expenses, other current assets and operating lease liabilities. The increase in accounts receivable was primarily due to delays in claim submission as part of our revenue cycle management initiatives and delayed claim processing by Medicare due to a request for medical records on submitted claims.
Net cash used in operating activities for the six months ended June 30, 2022 was $19.7 million and primarily resulted from (i) our net loss of $24.9 million adjusted for non-cash charges of $4.3 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $0.9 million primarily related to net decreases in accounts receivable, prepaid expenses and other current assets, accrued and other current liabilities and operating lease liabilities, partially offset by net increases in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0.7 million and $3.0 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $10.3 million, primarily resulting from the Term Loan Prepayment of $10.0 million.

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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 20, 2023.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable level of assurance, to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.
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
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of June 30, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria).
Remediation Plan to Address the Material Weaknesses
Management has prepared and implemented the following remediation plan to address the material weakness as described below:
•Evaluated the staffing level, skills and qualification of accounting department personnel and hired additional personnel in our accounting department;
•Enhanced our existing control structure and processes for revenue recognition; and
•Improved the detailed review process of our revenue recognition models.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on our business resulting from defense and settlement costs, diversion of resources and other factors. There can be no assurances that favorable outcomes will be obtained.
In February 2022, the Company received a subpoena issued by the U.S. Department of Justice (DOJ) requesting documents related to an investigation of potential federal regulatory healthcare offenses. The Company has fully cooperated with the DOJ in connection with the investigation. The DOJ revealed that there is a suit under seal in the Commonwealth of Massachusetts. The suit will remain under seal until a definitive settlement agreement is executed. In July 2023, the Company reached an agreement in principle with the DOJ to resolve this matter and recorded a charge of $0.7 million for the three and six months ended June 30, 2023 as a result. This amount is included in selling, general and administrative expenses. There can be no assurance that a definitive agreement will be executed or that the material terms of the definitive agreement will remain the same as the agreement in principle.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, other than those set forth below:
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2023, in connection with the restatement of our financial statements as of and for the three and six months ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
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

Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of June 30, 2023, our internal control over financial reporting was not effective based on the COSO criteria.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes: (i) evaluating the staffing level, skills, and qualification of accounting department personnel and hiring additional personnel in our accounting department, (ii) enhancement of our existing control structure and processes for revenue recognition, and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
We may, and with respect to certain matters are likely to, be required to modify our business practices, pay fines, incur significant expenses or experience losses due to litigation or governmental investigations.
From time to time and in the ordinary course of our business, we have been and may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, and other types of information requests from government authorities. For example, in February 2022, we received a subpoena issued by the DOJ requesting documents related to an investigation of potential federal regulatory healthcare offenses. We fully cooperated with the DOJ in connection with the investigation. In July 2023 we reached an agreement in principle with the DOJ to resolve this matter. Pursuant to the agreement in principle, we agreed to make a settlement payment of approximately $0.7 million including fees and costs and admitted to certain facts, although we did not concede liability, and the DOJ did not require an outside compliance monitor to oversee our operations going forward. The DOJ revealed that there is a suit under seal in the Commonwealth of Massachusetts. The suit will remain under seal until a definitive settlement agreement is executed. The definitive settlement agreement is subject to further negotiations and therefore there is no assurance it will be completed in accordance with our agreement in principle or at all. We cannot predict when the investigation will be finally resolved, the final outcome of the investigation or its potential impact on our business which may ultimately be greater than we expect. In addition, responding to this subpoena, and any litigation or government investigation generally, diverts the attention of our management team and resources from our core business and limits the time and attention of our management team otherwise available to devote to our business. Government investigation and litigation in general may cause us to incur significant expenses, to experience significant losses, and, as a result of such matters, we may also be required to materially alter the conduct of our operations or pay significant penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
10.1	Third Amendment to Loan and Security Agreement dated April 28, 2023, by and among Innovatus Life Sciences Lending I, LP, other lenders and the Company.	8-K	001-39049	10.1	5/4/2023
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: August 7, 2023	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)