Form 10-Q
period 2023-09-30
EXAGEN INC.
filed 2023-11-13
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on November 10, 2023 was 17,045,827.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$28,448	$62,391
Accounts receivable, net	17,044	6,077
Prepaid expenses and other current assets	3,416	4,143
Total current assets	48,908	72,611
Property and equipment, net	7,214	8,197
Operating lease right-of-use assets	4,168	4,885
Other assets	638	528
Total assets	$60,928	$86,221
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,657	$3,046
Accrued and other current liabilities	7,063	5,347
Operating lease liabilities	1,138	1,040
Borrowings-current portion	261	190
Total current liabilities	10,119	9,623
Borrowings-non-current portion, net of discounts and debt issuance costs	19,193	28,778
Non-current operating lease liabilities	3,628	4,493
Other non-current liabilities	484	867
Total liabilities	33,424	43,761
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 16,931,894 and 16,549,984 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	301,130	297,970
Accumulated deficit	(273,643)	(255,527)
Total stockholders' equity	27,504	42,460
Total liabilities and stockholders' equity	$60,928	$86,221
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$13,416	$14,726	$38,783	$32,726
Operating expenses:
Costs of revenue	5,710	6,010	17,472	17,905
Selling, general and administrative expenses	11,375	14,151	35,212	39,206
Research and development expenses	1,400	2,382	3,789	7,175
Total operating expenses	18,485	22,543	56,473	64,286
Loss from operations	(5,069)	(7,817)	(17,690)	(31,560)
Interest expense	(557)	(618)	(1,769)	(1,822)
Other income, net	211	339	1,343	349
Net loss	$(5,415)	$(8,096)	$(18,116)	$(33,033)
Net loss per share, basic and diluted	$(0.31)	$(0.47)	$(1.03)	$(1.94)
Weighted-average number of shares used to compute net loss per share, basic and diluted	17,692,603	17,080,959	17,626,686	17,044,623
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
Issuance of stock from vested restricted stock units	113,378	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	70,317	—	152	—	152
Exercise of stock options	93,335	—	27	—	27
Stock-based compensation	—	—	986	—	986
Net loss	—	—	—	(7,688)	(7,688)
Balances as of March 31, 2023	16,827,014	17	299,135	(263,215)	35,937
Issuance of stock from vested restricted stock units	31,180	—	—	—	—
Stock-based compensation	—	—	978	—	978
Net loss	—	—	—	(5,013)	(5,013)
Balances as of June 30, 2023	16,858,194	17	300,113	(268,228)	31,902
Issuance of stock from vested restricted stock units	14,424	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	59,276	—	127	—	127
Stock-based compensation	—	—	890	—	890
Net loss	—	—	—	(5,415)	(5,415)
Balances as of September 30, 2023	16,931,894	$17	$301,130	$(273,643)	$27,504
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2021	16,164,994	$16	$293,060	$(208,140)	$84,936
Issuance of stock from vested restricted stock units and payment of employees' taxes	30,523	—	(115)	—	(115)
Issuance of stock under Employee Stock Purchase Plan	35,681	—	231	—	231
Stock-based compensation	—	—	1,376	—	1,376
Net loss	—	—	—	(10,272)	(10,272)
Balances as of March 31, 2022	16,231,198	16	294,552	(218,412)	76,156
Issuance of stock from vested restricted stock units and payment of employees' taxes	27,609	—	(107)	—	(107)
Stock-based compensation	—	—	1,440	—	1,440
Net loss	—	—	—	(14,665)	(14,665)
Balances as of June 30, 2022	16,258,807	16	295,885	(233,077)	62,824
Issuance of stock from vested restricted stock units and payment of employees' taxes	5,336	—	(2)	—	(2)
Exercise of stock options	1,273	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	40,059	—	154	—	154
Stock-based compensation	—	—	1,306	—	1,306
Net loss	—	—	—	(8,096)	(8,096)
Balances as of September 30, 2022	16,305,475	$16	$297,343	$(241,173)	$56,186
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(18,116)	$(33,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,661	1,037
Amortization of debt discount and debt issuance costs	119	119
Non-cash interest expense	294	411
Loss on disposal of assets	209	—
Non-cash lease expense	717	738
Stock-based compensation	2,854	4,122
Other	—	33
Changes in assets and liabilities:
Accounts receivable, net	(10,967)	(985)
Prepaid expenses and other current assets	727	921
Other assets	(120)	(100)
Operating lease liabilities	(767)	(613)
Accounts payable	(1,422)	1,061
Accrued and other current liabilities	2,000	(121)
Net cash used in operating activities	(22,811)	(26,410)
Cash flows from investing activities:
Purchases of property and equipment	(722)	(3,912)
Proceeds from disposal of property and equipment	2	—
Net cash used in investing activities	(720)	(3,912)
Cash flows from financing activities:
Proceeds from exercise of stock options	27	—
Payments of taxes withheld on vested restricted stock units	—	(224)
Proceeds from common stock issued under Employee Stock Purchase Plan	279	385
Principal payments on finance lease obligations	(541)	(477)
Principal payment on note payable obligations	(177)	—
Principal payment on long-term debt	(10,000)	—
Net cash used in financing activities	(10,412)	(316)
Net change in cash, cash equivalents and restricted cash	(33,943)	(30,638)
Cash, cash equivalents and restricted cash, beginning of period	62,591	99,542
Cash, cash equivalents and restricted cash, end of period	$28,648	$68,904
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,336	$1,297
Supplemental disclosure of non-cash items:
Equipment purchased under finance lease obligations	$—	$709
Equipment purchased under notes payable obligations	$250	$—
Costs incurred, but not paid, in connection with capital expenditures	$81	$645

The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a commercial-stage diagnostics company which exists to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of September 30, 2023, the Company had cash and cash equivalents of $28.4 million and had an accumulated deficit of $273.6 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of September 30, 2023, condensed statements of operations and stockholders' equity for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 20, 2023. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2023 and its results of operations for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare	37%	62%	35%	37%
Medicare Advantage	15%	12%	17%	15%

	Accounts Receivable, Net
	September 30, 2023	December 31, 2022
Medicare	65%	21%
Medicare Advantage	*	13%

*	Less than 10%.
For the three months ended September 30, 2023 and 2022, approximately 89% and 87%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to the AVISE® CTD test for the nine months ended September 30, 2023 and 2022 was approximately 88% and 84%, respectively.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended September 30, 2023 and 2022, approximately 98% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For each of the nine months ended September 30, 2023 and 2022, approximately 97% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Commercial	$6,090	$3,216	$17,789	$14,259
Government	4,955	9,228	13,570	12,242
Client(1)	2,319	2,046	6,999	5,496
Other(2)	52	236	425	729
Total revenue	$13,416	$14,726	$38,783	$32,726
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay.
Fair Value Measurements
The carrying value of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of September 30, 2023, the 2017 Term Loan (as defined below) had a carrying value of $18.6 million and a fair value of $19.0 million. As of December 31, 2022, the 2017 Term Loan had a carrying value of $28.3 million and a fair value of $26.9 million. The estimated fair value of the 2017 Term Loan was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The carrying value of the Company's other long-term borrowing at September 30, 2023 and December 31, 2022 was $0.9 million and $0.8 million, respectively, and approximated its fair value.
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
Cash, cash equivalents, and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$28,448	$62,391
Restricted cash	200	200
	$28,648	$62,591
Long-lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment and operating lease assets. The Company amortizes all finite lived intangible assets over their respective estimated useful lives. Operating lease assets are amortized over the term of the leases. In considering whether long-lived assets are impaired, the company combines its intangible assets and other long-lived assets, into groupings, a determination which is made principally on the basis of whether the assets are specific to a particular test offered or technology being developed. If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Management’s estimates of future cash flows are impacted by projected test volume and levels of reimbursement, as well as expectations related to the future cost structure of the entity. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
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
Payors are billed at the Company's list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended September 30, 2023 and 2022 was a $2.5 million net revenue increase and a $3.7 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the nine months ended September 30, 2023 and 2022 was a $2.6 million net revenue increase and a $2.5 million net revenue decrease, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Collection of the Company's net revenues from payors is normally a function of providing complete and correct billing information and any requested medical or other claims-related information to the healthcare insurers and generally occurs within 30 to 90 days of billing. However, the amount and timing of any reimbursements or collections for our billed tests may vary by payor and other circumstances. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Accounts Receivable and Allowance for Credit Losses
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of the financial condition of our customers and generally do not require collateral. The allowance for credit losses was zero as of September 30, 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.

Research and Development
Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses, including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, total advertising and marketing costs were approximately $1.2 million and $2.2 million, respectively. These costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and totaled approximately $0.6 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, shipping and handling costs were approximately $1.9 million and $2.1 million, respectively.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, restricted stock units outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three and nine months ended September 30, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30, 2023	September 30, 2022
Warrants to purchase common stock	409,108	409,108
Common stock options	1,004,855	1,820,555
Restricted stock units	1,568,112	805,496
Employee stock purchase plan	12,542	17,204
Total	2,994,617	3,052,363
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
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Diagnostic testing supplies	$2,239	$1,795
Prepaid product royalties	38	40
Prepaid maintenance and insurance contracts	1,120	2,072
Other prepaid expenses and other current assets	19	236
Prepaid expenses and other current assets	$3,416	$4,143
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$98	$98
Laboratory equipment	6,140	5,136
Computer equipment and software	1,793	1,482
Leasehold improvements	5,254	5,223
Construction in progress	415	1,382
Total property and equipment	13,700	13,321
Less: accumulated depreciation and amortization	(6,486)	(5,124)
Property and equipment, net	$7,214	$8,197
Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was approximately $0.6 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was approximately $1.7 million and $1.0 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$3,666	$2,355
Accrued interest	—	142
Accrued purchases of goods and services	589	803
Accrued royalties	281	514
Accrued clinical study activity	118	162
Finance lease obligations, current portion	535	700
Legal accrual	700	—
Refund liability	302	445
Other accrued liabilities	872	226
Accrued and other current liabilities	$7,063	$5,347

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the

Company borrowed $25.0 million. As of September 30, 2023, no additional amounts remained available to borrow under the 2017 Term Loan.
On April 28, 2023, the Company entered into the Third Loan Amendment to the 2017 Term Loan (the Third Loan Amendment). The Third Loan Amendment was treated as a modification. Pursuant to the Third Loan Amendment, the interest rate on all borrowings under the Amended Loan Agreement is the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%. Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate will be payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest is scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. As of September 30, 2023, the Company estimated the effective interest rate of this loan to be approximately 11.0%. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement is to be repaid in ten equal monthly installments commencing in April 2026. Upon repayment of the final installment under the Amended Loan Agreement, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method. For each of the three months ended September 30, 2023 and 2022, the Company issued payment-in-kind (PIK) Loans totaling $0.1 million. For the nine months ended September 30, 2023 and 2022, the Company issued PIK Loans totaling $0.3 million and $0.4 million, respectively.
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
As of September 30, 2023, the Company was in compliance with all covenants of the Amended Loan Agreement.
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
2022 Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment using notes payable. At September 30, 2023, the total notes payable balance related to this financed equipment was $0.9 million, with $0.3 million classified within borrowings-current portion and $0.6 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to a 5.28% effective interest rate and will mature on October 1, 2026.
Future Minimum Payments on the Outstanding Borrowings
As of September 30, 2023, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2023 (remaining)	$487
2024	1,954
2025	1,974
2026	21,239
Total	25,654
Less:
Unamortized debt discount and issuance costs	(124)
Interest	(6,076)
Total borrowings, net of discounts and debt issuance costs	19,454
Less: Borrowings-current portion	(261)
Borrowings-non-current portion, net of discounts and debt issuance costs	$19,193
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
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements generally provide for ongoing royalty payments ranging from 1.5% to 7.0% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when incurred and recorded in costs of revenue in the accompanying condensed statements of operations.
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with Allegheny Health Network Research Institute (AHN), pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million for each year during the initial term of the agreement. Collaboration expenses under the master research collaboration agreement were $0.1 million for each of the three months ended September 30, 2023 and 2022. For each of the nine months ended September 30, 2023 and 2022, collaboration expenses were $0.3 million. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Supply Agreements

In December 2021, the Company amended a supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $6.9 million, $8.0 million and $9.2 million for the years ending December 31, 2023, 2024 and 2025, respectively.
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
The Company has completed and executed a settlement agreement (the Settlement Agreement) with the U.S. Department of Justice (DOJ) and has received the final approval of the Office of Inspector General-HHS and the United States District Court for the Commonwealth of Massachusetts. The Settlement Agreement grants to the Company a dismissal with prejudice to the United States and whistleblower for the covered conduct and without prejudice to the United States as to all other claims in connection with the previously disclosed DOJ investigation, which has been pending since February of 2022. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. The Company has agreed to the settlement amount without admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, the Company will not be required to enter into a corporate integrity agreement with the Office of Inspector General-HHS.
The Company's participation in federal healthcare programs is not affected by the Settlement Agreement.

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,199	$14,199	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$29,438	$29,438	$—	$—
Certificate of deposit, included in cash and cash equivalents	30,100	30,100	—	—
Total	$59,538	$59,538	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.
Note 7. Stockholders' Equity
Common Stock
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of September 30, 2023, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of September 30, 2023:

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
	1,214,059
During the three and nine months ended September 30, 2023, no warrants to purchase common stock were exercised.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of September 30, 2023, 1,746,478 shares of common stock remained available for future awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In September 2019, the Board of Directors adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Company's Board of Directors. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board of Directors. As of September 30, 2023, 449,332 shares of common stock remained available for issuance under the ESPP.
Stock Options
Stock option activity under the Company's 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,421,235	$12.94	7.09	$483
Granted	73,500	$3.04
Exercised	(93,335)	$0.26
Forfeited	(34,450)	$14.25
Expired	(362,095)	$17.00
Outstanding, September 30, 2023	1,004,855	$11.88	6.69	$286
Vested and expected to vest, September 30, 2023	1,004,855	$11.88	6.69	$286
Options exercisable, September 30, 2023	862,667	$12.37	6.41	$286
The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.2 million. There were no options exercised during the nine months ended September 30, 2022. As of September 30, 2023, total unrecognized compensation cost related to option awards was $0.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.97 years.
Restricted Stock Units
Restricted stock unit activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,036,208	$7.28	$2,487
Awards granted	831,700	$2.42
Awards released	(159,272)	$11.63
Awards canceled	(140,524)	$7.80
Outstanding, September 30, 2023	1,568,112	$4.21	$3,795
As of September 30, 2023, all of the outstanding restricted stock units were unvested. The fair value of restricted stock units vested in the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.7 million, respectively. The weighted average grant date fair value for restricted stock units granted in the nine months ended September 30, 2023 and 2022 was $2.42 and $8.61, respectively. As of September 30, 2023, total unrecognized compensation cost related to restricted stock units was $5.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.
Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options granted, restricted stock units granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs of revenue	$45	$56	$161	$159
Selling, general and administrative	792	1,085	2,497	3,406
Research and development	53	165	196	557
Total	$890	$1,306	$2,854	$4,122

Note 9. Subsequent Events
Building Lease Assignment
On October 24, 2023, the Company entered into an assignment and assumption of the Company’s previously executed lease agreement with Liberty Vista, LP (formerly known as Geiger Court, LLC) and Mindera Corporation (Mindera), pursuant to which the Company assigned to Mindera the lease of the property located at 1221 Liberty Way, Vista, CA 92081, which is located adjacent to the Company's headquarters (the Assignment and Assumption Agreement). At September 30, 2023, there was $0.9 million in payments remaining on the lease due through April 2027. Under the terms of the Assignment and Assumption Agreement, the Company will continue to pay rent and its proportional share of expenses under the lease until October 31, 2023, after which Mindera will assume those obligations.

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
Marketed under our AVISE® brand, our testing products allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA). We commercially launched our lead testing product, AVISE® CTD, in 2012. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases (CTDs) and other related diseases with overlapping symptoms. Revenue from this product comprised 88% and 84% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. There is an unmet need for rheumatologists to add clarity in their CTD clinical evaluation, and we believe there is a significant opportunity for our tests that enable the differential diagnosis of these diseases, particularly for potentially life-threatening diseases such as SLE.
We perform all of our AVISE® tests in our approximately 13,000 square-foot laboratory located in Vista, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and Medicaid), and patients. Reimbursement rates vary by product and payor.

Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $18.1 million and $33.0 million, respectively, and we expect to continue to incur operating losses in the near term. Our operations have been funded primarily through equity financings, debt financings and revenue from product sales. We have never been profitable and, as of September 30, 2023, we had $28.4 million of cash and cash equivalents and an accumulated deficit of $273.6 million.
Our initial public offering (IPO) was completed in September 2019, raising net proceeds of approximately $50.4 million. In March 2021, we completed a secondary public offering of common stock for net proceeds of approximately $64.7 million.
On September 15, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of common stock in the offering and, as of September 30, 2023, the Company had not sold any shares of its common stock pursuant to the Sales Agreement.
Recent Developments
During the quarter ended June 30, 2023 and in connection with our previously announced revenue cycle management initiatives, we began releasing claims previously withheld from prior periods. Our ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. The implementation of these initiatives contributed to increased accounts receivables for the three and nine months ended September 30, 2023.
During the quarter ended June 30, 2023, we began releasing claims for both commercial and government payors previously held from prior periods, principally from the quarters ending June 30, 2023 and March 31, 2023. As of September 30, 2023, payments related to these claims are being received consistently, in accordance with our expected collection rates.
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
▪Continued Growth of Our Testing Products. Since the launch of AVISE® CTD in 2012 and through September 30, 2023, we have delivered approximately 857,000 of these tests. During the third quarter of 2023, 32,618 AVISE® CTD tests were delivered, representing a decline of approximately 8% over the same period in 2022. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023.
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
In the quarter ended March 31, 2022, CMS agreed, effective April 1, 2022, to recognize a new Proprietary Laboratory Code (PLA) code for our protein-based test, AVISE® Lupus. Noridian, our Medicare Administrative Contractor, priced this PLA code at $1,085 per test. To determine pricing beyond 2022, CMS recommended crosswalking AVISE® Lupus (0312U) to Vectra (81490) at a rate of $840.65 per test. This pricing was finalized on the 2023 Clinical Laboratory Fee Schedule and is effective from January 1, 2023 through December 31, 2025. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
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
In July 2023, we implemented increases to our patient payment rates. We have experienced a moderate decline in test volume, as rheumatologists and patients adjust to these changes.
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

We expect that our selling, general and administrative expenses will increase year-over-year in the near-term as a result of expected additions to headcount and associated increases for personnel costs, including stock-based compensation.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue	$13,416	$14,726	$(1,310)
Operating expenses:
Costs of revenue	5,710	6,010	(300)
Selling, general and administrative expenses	11,375	14,151	(2,776)
Research and development expenses	1,400	2,382	(982)
Total operating expenses	18,485	22,543	(4,058)
Loss from operations	(5,069)	(7,817)	2,748
Interest expense	(557)	(618)	61
Other income, net	211	339	(128)
Net loss	$(5,415)	$(8,096)	$2,681
Revenue
Revenue decreased $1.3 million, or 8.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to decreased test volume and decreased Medicare ASP, in addition to an increase of $3.7 million for the three months ended September 30, 2022 from the reassessment of the constraint on variable consideration related to AVISE® Lupus Medicare claims from the second quarter of 2022, partially offset by increased commercial payor ASP and increased cash collections from tests performed in prior periods. The number of AVISE® CTD tests delivered, which accounted for 89% of revenue and 87% of revenue in the three months ended September 30, 2023 and 2022, respectively, decreased to 32,618 tests delivered in the three months ended September 30, 2023, compared to 35,569 tests delivered in the same 2022 period.
Costs of Revenue

Costs of revenue decreased $0.3 million, or 5.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to decreases of $0.3 million in materials and supplies, $0.2 million in shipping and handling costs and $0.1 million in labor, partially offset by increases of $0.2 million in royalty expense. Gross margin as a percentage of revenue decreased to 57.4% for the three months ended September 30, 2023, compared to 59.2% for the three months ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.8 million, or 19.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to decreases of $1.5 million in employee-related expenses (including salaries, benefits and stock-based compensation), $0.8 million in marketing expenses, $0.4 million in commissions, $0.1 million in third-party billing expenses and $0.1 million in professional services, partially offset by increases of $0.2 million in allocated overhead.

Research and Development Expenses
Research and development expenses decreased $1.0 million, or 41.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to decreases of $0.6 million in employee-related expenses (including salaries, benefits and stock-based compensation) and $0.4 million in laboratory expenses.
Interest Expense
Interest expense remained substantially consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other Income
Other income decreased by $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to lower cash balances.
Comparison of the Nine Months Ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue	$38,783	$32,726	$6,057
Operating expenses:
Costs of revenue	17,472	17,905	(433)
Selling, general and administrative expenses	35,212	39,206	(3,994)
Research and development expenses	3,789	7,175	(3,386)
Total operating expenses	56,473	64,286	(7,813)
Loss from operations	(17,690)	(31,560)	13,870
Interest expense	(1,769)	(1,822)	53
Other income, net	1,343	349	994
Net loss	$(18,116)	$(33,033)	$14,917
Revenue
Revenue increased $6.1 million, or 18.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased test volume, increased Medicare accrual rates and increased cash collections on tests performed in prior periods, partially offset by decreased commercial payor accrual rates. The number of AVISE® CTD tests delivered, which accounted for 88% of revenue and 84% of revenue in the nine months ended September 30, 2023 and 2022, respectively, increased to 107,679 tests delivered in the nine months ended September 30, 2023 compared to 101,391 tests delivered in the same 2022 period.

Costs of Revenue
Costs of revenue decreased $0.4 million, or 2.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to decreases of $0.6 million in materials and supplies and $0.2 million in shipping and handling costs, partially offset by an increase of $0.2 million in labor costs and $0.2 million in royalty expense. Gross margin as a percentage of revenue increased to 54.9% for the nine months ended September 30, 2023, compared to 45.3% for the nine months ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4.0 million, or 10.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to decreases of $3.7 million in employee related expenses (including salaries, benefits and stock-based compensation), $1.0 million in marketing expenses, $0.2 million in professional services and $0.2 million in third-party billing expenses, partially offset by increases of $0.5 million in allocated overhead, $0.4 million in legal expenses and $0.2 million in audit expenses.

Research and Development Expenses
Research and development expenses decreased $3.4 million, or 47.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to decreases of $2.1 million in employee-related expenses (including salaries, benefits and stock based compensation), $0.8 million in laboratory expenses, $0.3 million in collaboration expenses, $0.1 million in professional services and $0.1 million in clinical trial expenses.
Interest Expense
Interest expense remained substantially consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Other Income
Other income increased by $1.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher interest rates earned on invested cash and cash equivalents.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we incurred a net loss of $18.1 million and $33.0 million, respectively, and we expect to incur additional losses and increased operating expenses in future periods. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. As of September 30, 2023, we had an accumulated deficit of $273.6 million and cash and cash equivalents of $28.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, we submit a new Board approved financial plan to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. As of September 30, 2023, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
On September 15, 2022, the Company entered into the Sales Agreement, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of September 30, 2023, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
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
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect costs of revenue to increase year-over-year as test volume increases. We expect selling, general and administrative expenses to increase year-over-year as a result of expected additions to headcount and associated increases for personnel costs, including stock-based compensation. Research and development expenses are expected to increase year-over-year as a result of product development initiatives. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Net cash used in:
Operating activities	$(22,811)	$(26,410)
Investing activities	(720)	(3,912)
Financing activities	(10,412)	(316)
Net change in cash, cash equivalents and restricted cash	$(33,943)	$(30,638)

Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $22.8 million, primarily resulting from (i) our net loss of $18.1 million adjusted for non-cash charges of $5.9 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $10.5 million primarily related to net increases in accounts receivable and accrued and other current liabilities, partially offset by net decreases in accounts payable, prepaid expenses, other current assets and operating lease liabilities. The increase in accounts receivable was primarily due to delays in claim submission as part of our revenue cycle management initiatives and delayed claim processing by Medicare due to a request for medical records on submitted claims.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $0.7 million and $3.9 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $10.4 million, primarily resulting from the Term Loan Prepayment of $10.0 million.
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
For a description of our critical accounting policies, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 20, 2023. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable level of assurance, to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, due to the material weakness in our internal control over financial reporting described below.
Material Weakness
On November 13, 2022, management and the audit committee of our Board of Directors (the Audit Committee) determined that we made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design, implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, revenue and accounts receivable were overstated and other liabilities were understated for the quarter and year to date periods ended June 30, 2022.
We concluded that these were material errors in the financial statements requiring a restatement of the Form 10-Q for the three and six months ended June 30, 2022.
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of September 30, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria).
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
The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended September 30, 2023. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have completed and executed a settlement agreement (the Settlement Agreement) with the U.S. Department of Justice (DOJ) and have received the final approval of the Office of Inspector General-HHS and the United States District Court for the Commonwealth of Massachusetts. The Settlement Agreement grants us a dismissal with prejudice to the United States and whistleblower for the covered conduct and without prejudice to the United States as to all other claims in connection with the previously disclosed DOJ investigation, which has been pending since February of 2022. Pursuant to the Settlement Agreement, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. We have agreed to the settlement amount without admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we will not be required to enter into a corporate integrity agreement with the Office of Inspector General-HHS.
Our participation in federal healthcare programs is not affected by the Settlement Agreement.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, other than those set forth below:
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of September 30, 2023, in connection with the restatement of our financial statements as of and for the three and six months ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
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
On November 13, 2022, management and the Audit Committee determined that we made certain errors in revenue resulting from erroneous and duplicate billings related to changes in billing practices. The errors were due to the inadequate design, implementation and precision of internal controls and procedures to evaluate and monitor the accounting for revenue recognition. As a result, revenue and accounts receivable were overstated and other liabilities was understated for the quarter and year to date periods ended June 30, 2022. We then determined that there were material errors in the financial statements requiring a restatement of the Form 10-Q for the three and six months ended June 30, 2022.
Accordingly, management has determined that this control deficiency constituted a material weakness and, as a result, management has concluded that, as of September 30, 2023, our internal control over financial reporting was not effective based on the COSO criteria.
Management has implemented remediation efforts to address the material weakness. These efforts include: (i) evaluating the staffing level, skills, and qualification of accounting department personnel and hiring additional personnel in our accounting department, (ii) enhancement of our existing control structure and processes for revenue recognition, and (iii) improving the detailed review process of our revenue recognition models. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
The Food and Drug Administration (FDA) may finalize its rulemaking to regulate laboratory-developed tests (LDTs), or Congress may take action to reform the current legal requirements applicable to LDTs. In either case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
We currently market our AVISE® tests as LDTs and may, in the future, market other tests as LDTs. Although historically the FDA has applied a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule to regulate LDTs under the current medical device framework. The agency’s proposal also includes a plan to phase out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The likelihood of the FDA finalizing the proposed rule following a public comment period, as well as potential litigation challenging its authority to take such action, is uncertain at this time as stakeholders continue to press for a comprehensive legislative solution instead of administrative agency action.
If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make do not include the claims necessary or desirable for successful commercialization, orders from healthcare providers or reimbursement for our tests may decline.
In addition, as noted above, Congress had been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Reform legislation called the Verifying Accurate Leading-edge IVCT Development Act of 2022 (the VALID Act) garnered bipartisan and bicameral support in recent years but failed to move out of committee during the last congressional session. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify the term "in vitro clinical tests" (IVCT) to create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The FDA’s October 2023 publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products has renewed stakeholder calls for a more targeted approach to modernizing the federal government’s oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully promulgate new regulations for such products through the recently initiated notice-and-comment rulemaking or a future rulemaking proceeding, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket clearance may involve, among other things, successfully completing clinical trials, which require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, marketing of any new tests we may develop may be delayed, and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition.
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
From time to time and in the ordinary course of our business, we have been and may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, and other types of information requests from government authorities. In addition, any litigation or government investigation generally, diverts the attention of our management team and resources from our core business and limits the time and attention of our management team otherwise available to devote to our business. Government investigation and litigation in general may cause us to incur significant expenses (for example, pursuant to the Settlement Agreement, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023), to experience significant losses, and, as a result of such matters, we may also be required to materially alter the conduct of our operations or pay significant penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.

Item 5. Other Information
On November 13, 2023 our Board of Directors approved and adopted the Exagen Inc. Clawback Policy (the Clawback Policy), which was established in accordance with the listing requirements of the Nasdaq Stock Market LLC. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023. The foregoing description of the material terms of the Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
10.1	Assignment and Assumption Agreement, by and among Liberty Vista, L.P., Mindera Corporation and the Company.					X
10.2#	Exagen Inc. Clawback Policy.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: November 13, 2023	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)