Form 10-Q
period 2024-03-31
EXAGEN INC.
filed 2024-05-13
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 9, 2024 was 17,373,482.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$27,267	$36,493
Accounts receivable, net	10,901	6,551
Prepaid expenses and other current assets	4,232	4,797
Total current assets	42,400	47,841
Property and equipment, net	4,775	5,201
Operating lease right-of-use assets	3,072	3,286
Other assets	561	616
Total assets	$50,808	$56,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,470	$3,131
Accrued and other current liabilities	6,040	7,531
Operating lease liabilities	1,005	976
Borrowings-current portion	268	264
Total current liabilities	8,783	11,902
Borrowings-non-current portion, net of discounts and debt issuance costs	19,269	19,231
Non-current operating lease liabilities	2,497	2,760
Other non-current liabilities	268	357
Total liabilities	30,817	34,250
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 17,317,941 and 17,045,954 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	302,550	301,893
Accumulated deficit	(282,576)	(279,216)
Total stockholders' equity	19,991	22,694
Total liabilities and stockholders' equity	$50,808	$56,944
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenue	$14,415	$11,230
Operating expenses:
Costs of revenue	5,817	5,926
Selling, general and administrative expenses	10,542	11,884
Research and development expenses	1,059	1,126
Total operating expenses	17,418	18,936
Loss from operations	(3,003)	(7,706)
Interest expense	(549)	(638)
Interest income	192	656
Net loss	$(3,360)	$(7,688)
Net loss per share, basic and diluted	$(0.19)	$(0.44)
Weighted-average number of shares used to compute net loss per share, basic and diluted	17,944,438	17,526,763
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	17,045,954	$17	$301,893	$(279,216)	$22,694
Issuance of stock from vested restricted stock units	217,056	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	54,605	—	104	—	104
Exercise of stock options	326	—	—	—	—
Stock-based compensation	—	—	553	—	553
Net loss	—	—	—	(3,360)	(3,360)
Balances as of March 31, 2024	17,317,941	$17	$302,550	$(282,576)	$19,991
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
Issuance of stock from vested restricted stock units	113,378	—	—	—	—
Exercise of stock options	93,335		27		27
Issuance of stock under Employee Stock Purchase Plan	70,317	—	152	—	152
Stock-based compensation	—	—	986	—	986
Net loss	—	—	—	(7,688)	(7,688)
Balances as of March 31, 2023	16,827,014	$17	$299,135	$(263,215)	$35,937
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,360)	$(7,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	553
Amortization of debt discount and debt issuance costs	37	42
Non-cash interest expense	68	137
Loss on disposal of assets	36	55
Non-cash lease expense	214	234
Stock-based compensation	553	986
Changes in assets and liabilities:
Accounts receivable, net	(4,350)	(3,226)
Prepaid expenses and other current assets	565	(86)
Other assets	54	(79)
Operating lease liabilities	(235)	(250)
Accounts payable	(1,649)	(1,320)
Accrued and other current liabilities	(1,431)	893
Net cash used in operating activities	(9,040)	(9,749)
Cash flows from investing activities:
Purchases of property and equipment	(86)	(396)
Net cash used in investing activities	(86)	(396)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	27
Proceeds from common stock issued under Employee Stock Purchase Plan	104	152
Principal payments on finance lease obligations	(139)	(189)
Principal payment on note payable obligations	(65)	(52)
Net cash used in financing activities	(100)	(62)
Net change in cash, cash equivalents and restricted cash	(9,226)	(10,207)
Cash, cash equivalents and restricted cash, beginning of period	36,693	62,591
Cash, cash equivalents and restricted cash, end of period	$27,467	$52,384
Supplemental disclosure of cash flow information:
Cash paid for interest	$434	$449
Supplemental disclosure of non-cash items:
Equipment purchased under notes payable obligations	$—	$250
Costs incurred, but not paid, in connection with capital expenditures	$6	$199

The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a commercial-stage diagnostics company which exists to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of March 31, 2024, the Company had cash and cash equivalents of $27.3 million and had an accumulated deficit of $282.6 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of March 31, 2024, condensed statements of operations and stockholders' equity for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 18, 2024. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2024 and its results of operations for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2024	2023
Medicare	29%	39%
Medicare Advantage	17%	16%
United Healthcare	10%	*

	Accounts Receivable, Net
	March 31, 2024	December 31, 2023
Medicare	33%	42%
Medicare Advantage	23%	16%

*	Less than 10%.
For the three months ended March 31, 2024 and 2023, approximately 90% and 87%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended March 31, 2024 and 2023, approximately 92% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Commercial	$6,863	$4,215
Government	4,186	4,426
Client(1)	3,284	2,407
Other(2)	82	182
Total revenue	$14,415	$11,230
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
Cash, cash equivalents, and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$27,267	$36,493
Restricted cash	200	200
	$27,467	$36,693
Long-lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment and operating lease assets. The Company amortizes all finite lived intangible assets over their respective estimated useful lives. Operating lease assets are amortized over the term of the leases. In considering whether long-lived assets are impaired, the Company combines its intangible assets and other long-lived assets, into groupings, a determination which is made principally on the basis of whether the assets are specific to a particular test offered or technology being developed. If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Management’s estimates of future cash flows are impacted by projected test volume and levels of reimbursement, as well as expectations related to the future cost structure of the entity. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
Revenue Recognition
Substantially all of the Company's revenue has been derived from sales of its testing products and is primarily comprised of a high volume of relatively low-dollar transactions. The Company primarily markets its testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order the Company's testing products and to whom test results are reported are generally not responsible for payment for these products. The parties that pay for these services (each, a payor) consist of commercial payors (healthcare insurers), government payors (primarily Medicare and Medicaid), client payors (hospitals, other laboratories, etc.) and patient self-pay.
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended March 31, 2024 and 2023 was a $2.5 million net revenue increase and a $0.3 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Accounts Receivable and Allowance for Credit Losses
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of the financial condition of our customers and generally do not require collateral. The allowance for credit losses was zero as of March 31, 2024 and 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.3 million for each of the three months ended March 31, 2024 and 2023. These costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and were approximately $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
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
The fair value of each restricted stock unit (RSU) is determined on the grant date using the closing price of the Company's common stock on that date. The Company's RSUs generally vest in equal annual installments over four years from the date of grant or, for grants to new hires, date of hire. Vesting of the RSU is subject to the holder's continued service with the Company. The Company issues new shares of common stock to satisfy the RSUs upon vesting.
Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from nonowner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company's comprehensive loss was the same as its reported net loss.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three months ended March 31, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31, 2024	March 31, 2023
Warrants to purchase common stock	409,108	409,108
Common stock options	928,900	1,019,076
Restricted stock units	1,781,040	1,494,085
Employee stock purchase plan	11,023	14,736
Total	3,130,071	2,937,005
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Unless otherwise discussed, Accounting Standards Updates (ASU) not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's financial statements or disclosures.
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
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Diagnostic testing supplies	$2,100	$2,871
Prepaid product royalties	34	35
Prepaid maintenance and insurance contracts	2,077	1,860
Other prepaid expenses and other current assets	21	31
Prepaid expenses and other current assets	$4,232	$4,797
Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and fixtures	$98	$98
Laboratory equipment	4,901	5,312
Computer equipment and software	2,073	2,185
Leasehold improvements	3,316	3,316
Construction in progress	56	59
Total property and equipment	10,444	10,970
Less: accumulated depreciation and amortization	(5,669)	(5,769)
Property and equipment, net	$4,775	$5,201
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.5 million and $0.6 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$3,711	$4,738
Accrued interest	140	139
Accrued purchases of goods and services	634	720
Accrued royalties	219	463
Accrued clinical study activity	—	118
Finance lease obligations, current portion	438	490
Refund liability	311	302
Other accrued liabilities	587	561
Accrued and other current liabilities	$6,040	$7,531

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. As of March 31, 2024, no additional amounts remained available to borrow under the Amended Loan Agreement.
On April 28, 2023, the Company entered into the Amended Loan Agreement. The Amended Loan Agreement was treated as a modification. In connection with the Amended Loan Agreement, the Company repaid $10.0 million of the principal balance outstanding, for which the prepayment premium was waived. Pursuant to the Amended Loan Agreement, the interest rate on all borrowings under the Amended Loan Agreement is the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%, which is paid-in-kind in the form of additional term loans (PIK Loans). Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate will be payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest is scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. The Company estimated the effective interest rate of this loan to be approximately 11.0% as of March 31, 2024. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement is to be repaid in ten equal monthly installments commencing in April 2026. Upon repayment of the final installment under the Amended Loan Agreement, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method.

For each of the three months ended March 31, 2024 and 2023, the Company issued PIK Loans totaling $0.1 million, all of which is included in borrowings-non-current portion on the accompanying balance sheet.
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
The affirmative covenants require that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, however the Company is not required to comply with the revenue covenant for any quarter during which it maintains a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the Amended Loan Agreement (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, the Company submits a new financial plan approved by the Company's board of directors (the Board) to Innovatus under which the Company is expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, the Company issues additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. The Amended Loan Agreement requires that the Company maintain certain levels of minimum liquidity and maintains an unrestricted cash balance of $2.0 million.
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
As of March 31, 2024, the Company was in compliance with all covenants of the Amended Loan Agreement.
Upon an event of default in any of the Amended Loan Agreement covenants, the repayment of the 2017 Term Loan may be accelerated, and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the 2017 Term Loan can be accelerated under certain circumstances, the Company believes acceleration of this loan is not probable as of the date of these condensed financial statements. Accordingly, the Company has reflected the amounts of the Amended Loan Agreement due beyond twelve months of the balance sheet date as non-current.
Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment using notes payable. At March 31, 2024, the total notes payable balance related to this financed equipment was $0.8 million, with $0.3 million classified within borrowings-current portion and $0.5 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to a 5.28% effective interest rate and will mature on October 1, 2026. In April 2024, the Company purchased additional laboratory equipment using notes payable in the amount of $0.7 million.
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2024, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2024 (remaining)	$1,466
2025	1,974
2026	21,243
Total	24,683
Less:
Unamortized debt discount and issuance costs	(103)
Interest	(5,043)
Total borrowings, net of discounts and debt issuance costs	19,537
Less: Borrowings-current portion	(268)
Borrowings-non-current portion, net of discounts and debt issuance costs	$19,269
Note 5. Commitments and Contingencies
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements generally provide for ongoing royalty payments ranging from 1.5% to 7.0% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when incurred and recorded in costs of revenue in the accompanying condensed statements of operations.
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with Allegheny Health Network Research Institute (AHN), pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million per year. Collaboration expenses under the master research collaboration agreement were $0.1 million for each of the three months ended March 31, 2024 and 2023. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Supply Agreements
In December 2021, the Company amended a supply agreement with one supplier for reagents which includes minimum annual purchase commitments of $8.0 million and $9.2 million for the years ending December 31, 2024 and 2025, respectively.
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
In October 2023, the Company resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit. Pursuant to a settlement agreement entered into by and between the Company and the U.S. Department of Justice (the Settlement Agreement), the Company made a single lump-sum remittance to the government in the amount of $0.7 million in connection with specimen processing arrangements that Exagen historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam lawsuit with prejudice, while non-covered conduct was dismissed without prejudice. In November 2023 the complaint was unsealed and served on Exagen. Exagen filed a motion to dismiss the complaint. In December 2023, the Company's insurance carrier provided reimbursement for certain defense costs the Company incurred in the October 2023 qui tam lawsuit. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion, and all motions are still pending. The Company intends to vigorously defend against the claims being asserted in the complaint.
The Company's participation in federal healthcare programs is not affected by the Settlement Agreement.

Note 6. Fair Value Measurements
The carrying value of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of March 31, 2024, the 2017 Term Loan had a carrying value of $18.8 million and a fair value of $19.3 million. As of December 31, 2023, the 2017 Term Loan had a carrying value of $18.7 million and a fair value of $19.7 million. The estimated fair value of the 2017 Term Loan was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The carrying value of the Company's other long-term borrowing at each of March 31, 2024 and December 31, 2023 was $0.8 million, and approximated its fair value.
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
Level 2 -    Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 -    Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,575	$14,575	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,386	$14,386	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.

Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and all $150.0 million remain available for sale as of March 31, 2024.
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of March 31, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of March 31, 2024:

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
	1,214,059
During the three months ended March 31, 2024, no warrants to purchase common stock were exercised.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of March 31, 2024, 1,959,901 shares of common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	1,387,459	$4.24
Awards granted	781,875	$1.95
Awards released	(217,056)	$5.76
Awards canceled	(171,238)	$5.05
Outstanding, March 31, 2024	1,781,040	$2.97
As of March 31, 2024, all of the outstanding RSUs were unvested. The fair value of RSUs vested in the three months ended March 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively. The weighted average grant date fair value for RSUs granted in the three months ended March 31, 2024 and 2023 was $1.95 and $2.30, respectively. As of March 31, 2024, total unrecognized compensation cost related to RSUs was $4.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	986,819	$11.87	6.44	$228
Granted	—	$—
Exercised	(326)	$0.26
Forfeited	(4,845)	$17.30
Expired	(52,748)	$12.30
Outstanding, March 31, 2024	928,900	$11.83	6.19	$175
Vested and expected to vest, March 31, 2024	928,900	$11.83	6.19	$175
Options exercisable, March 31, 2024	841,410	$12.51	5.93	$175
There were no stock options granted in each of the three months ended March 31, 2024 and 2023. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was negligible. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $0.2 million. As of March 31, 2024, total unrecognized compensation cost related to option awards was $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.53 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of March 31, 2024, 565,187 shares of common stock remained available for issuance under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Costs of revenue	$17	$53
Selling, general and administrative	479	831
Research and development	57	102
Total	$553	$986

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Forward Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item IA, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We exist to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes. We have developed and are commercializing a portfolio of innovative testing products under our AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases. We believe our focus on and experience in the field of rheumatology, combined with our commitment to excellent customer service and support, position us very well to respond to the needs of rheumatologists and the patients they serve. There is an unmet need for rheumatologists to add clarity in their connective tissue disease (CTD) clinical evaluation, and we believe there is a significant opportunity for our tests in this market, particularly for potentially life-threatening diseases such as systemic lupus erythematosus (SLE).
Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. We commercially launched our lead testing product, AVISE® CTD, in 2012. Our proprietary AVISE® Lupus test is included as part of the AVISE® CTD panel and employs a patent-protected method for diagnosing patients with SLE based on levels of CB-CAPs (e.g. EC4d and BC4d), ANA, and ds-DNA. The AVISE® Lupus test also employs patent-protected algorithms used to generate risk scores to diagnose patients with SLE based on the levels of the biomarkers. These proprietary, patent-protected methods vastly improve the diagnostic sensitivity of our test compared to the current standard of care. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. Revenue from this product comprised 90% and 87% of our revenue for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, we incurred net losses of $3.4 million and $7.7 million, respectively, and we expect to continue to incur operating losses in the near term. Our operations have been funded primarily through equity financings, debt financings and revenue from product sales. We have never been profitable and, as of March 31, 2024, we had $27.3 million of cash and cash equivalents and an accumulated deficit of $282.6 million.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and Medicaid), and patients. Reimbursement rates vary by product and payor.

All of our AVISE® tests are performed in our approximately 13,000 square-foot laboratory located in Vista, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
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
Recent Developments
TC4d, TIgG and TIgM Biomarkers
Our collaborative efforts with the Allegheny Health Network Research Institute (AHN) have resulted in further development of three innovative biomarkers (TC4d, TIgG, and TIgM), for which we obtained an exclusive, worldwide license from AHN in May 2021. These biomarkers have been clinically validated, exhibit a high degree of specificity for lupus and are more sensitive for lupus compared to conventional biomarkers. TC4d is patent protected through 2035, representing a proprietary expansion of CB-CAPs, involving a biochemical process wherein complement activation products are measured on T-cells. We currently plan to incorporate these three biomarkers into our AVISE® Lupus test toward the end of 2024. Once incorporated, we believe these biomarkers will significantly enhance the diagnostic sensitivity for lupus of our AVISE® Lupus and AVISE® CTD tests beyond their current 80% sensitivity.
CTD RA Sub-Profile
Approximately 70% of rheumatoid arthritis (RA) patients show serological evidence of RA, identified by key biomarkers: anti-CCP and Rheumatoid Factor. The remaining 30% of patients, despite lacking these serological markers, are clinically diagnosed with RA; this subgroup is referred to as “seronegative RA.” These patients often face delays in diagnosis due to the absence of serological evidence. In cases of early inflammatory arthritis, differential diagnosis is broad, including conditions like reactive arthritis, crystal arthropathy, spondyloarthropathy, and other systemic rheumatic diseases such as SLE and Sjogren’s syndrome, alongside seronegative RA. We have identified three unique biomarkers specific to seronegative RA that help bridge this diagnostic gap, now enabling AVISE® CTD to correctly identify approximately a third of the traditional seronegative RA subgroup. We currently plan to incorporate these new biomarkers into our AVISE® CTD test toward the end of 2024, allowing for more timely and targeted treatment plans for these patients.
We believe that the addition of the biomarkers discussed above will further differentiate our core test offerings in the market and be accretive to our financial performance. We expect progressive incremental improvements in demand for AVISE® CTD over time, as we educate physicians about the benefits these new markers provide.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we plan to hold claims in the first half of the year which we believe will likely result in increases in our accounts receivable and an accelerated decrease in our cash in the first half of the year which we would expect to return to typical levels by the end of the fiscal year ending December 31, 2024.
▪Continued Growth of Our Testing Products. Since the launch of AVISE® CTD in 2012 and through March 31, 2024, we have delivered approximately 917,000 of these tests. During the three months ended March 31, 2024, 30,263 AVISE® CTD tests were delivered, representing a decline of approximately 19% over the same period in 2023. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
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
▪Maintain Meaningful Margin. We seek to maintain meaningful margin through a continued focus on increasing operating leverage through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement oriented clinical studies to facilitate payor coverage of our testing products. We center our efforts around long-term reimbursement and average sales price (ASP) growth and seek to improve our per-test costs by focusing on profitable, core test offerings and limiting fixed costs and overhead.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024.
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
In April 2022, we were granted a Proprietary Laboratory Code (PLA) code for our protein-based test, AVISE® Lupus. Noridian, our Medicare Administrative Contractor, has set the current pricing for this PLA code at $840.65 per test through December 31, 2025. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
In an effort to improve transparency regarding Medicare support of AVISE® Lupus, we submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code. On September 27, 2022, we received notice that Noridian has deemed our application for a Local Coverage Determination (LCD) to be valid. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q. In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information. On January 31, 2024, CMS released a coverage article under which all multi-analyte proteomic testing will be considered within the scope of molecular diagnostic services (MolDX) and reviewed through their technology assessment process. The article requires all laboratories furnishing multi-analyte proteomics testing in MolDX jurisdictions to register with the DEX® Diagnostics Exchange Registry and obtain a Z-Code® identifier. To determine if the submitted tests are compliant with relevant policy requirements, these tests will undergo technical assessment by Palmetto GBA as part of the MolDX program. The article listed several such tests, including the AVISE® Lupus test.
We face challenges relating to commercial payor claim processing and revenue. Now that we are billing under our PLA code, we are experiencing denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. We experienced moderate declines in test volume in the second half of 2023 and into January 2024, as rheumatologists and patients adjust to these changes.

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
We expect that our selling, general and administrative expenses will increase year-over-year in the near-term as a result of expected additions to headcount and associated increases for personnel costs, including stock-based compensation.
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
We expect that our research and development expenses will remain relatively consistent year-over-year in the near-term.
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our Amended Loan Agreement with Innovatus.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$14,415	$11,230	$3,185
Operating expenses:
Costs of revenue	5,817	5,926	(109)
Selling, general and administrative expenses	10,542	11,884	(1,342)
Research and development expenses	1,059	1,126	(67)
Total operating expenses	17,418	18,936	(1,518)
Loss from operations	(3,003)	(7,706)	4,703
Interest expense	(549)	(638)	89
Interest income	192	656	(464)
Net loss	$(3,360)	$(7,688)	$4,328
Revenue
Revenue increased $3.2 million, or 28.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to improved ASP and cash collections from tests performed in prior periods, partially offset by decreased AVISE® CTD year-over-year volume. The number of AVISE® CTD tests delivered, which accounted for 90% of revenue and 87% of revenue in the three months ended March 31, 2024 and 2023, respectively, decreased to 30,263 tests delivered in the three months ended March 31, 2024, compared to 37,312 tests delivered in the same 2023 period.
Costs of Revenue
Costs of revenue decreased $0.1 million, or 1.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to decreases of $0.4 million in materials and supplies; partially offset by an increase of $0.2 million in shipping and handling costs resulting from increased cost-per-shipment, offset in-part by reduced shipping volume; and an increase of $0.1 million in facilities and allocated overhead expenses. Gross margin as a percentage of revenue increased to 59.6% for the three months ended March 31, 2024, compared to 47.2% for the three months ended March 31, 2023, primarily due to the changes to revenue and costs of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.3 million, or 11.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to decreases of $0.7 million in employee-related expenses (including salaries, benefits and stock-based compensation) resulting from reduced headcount, $0.3 million in commissions, $0.1 million in insurance expenses, $0.1 million in legal expenses and $0.1 million in professional services.

Research and Development Expenses
Research and development expenses decreased $0.1 million, or 6.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to decreases of $0.2 million in clinical trial expenses and $0.1 million in facilities and allocated overhead expenses, partially offset by an increase of $0.2 million in employee-related expenses (including salaries, benefits and stock-based compensation).
Interest Expense
Interest expense decreased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was due to interest savings related to the term loan agreement entered into in September 2017 (the 2017 Term Loan), by and between the Company and Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement).

Interest Income
Interest income decreased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower balances of cash and cash equivalents.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2024 and 2023, we incurred a net loss of $3.4 million and $7.7 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. As of March 31, 2024, we had an accumulated deficit of $282.6 million and cash and cash equivalents of $27.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under our 2017 Term Loan. In April 2023, we further amended the 2017 Term Loan, pursuant to which we prepaid $10.0 million of principal and amended additional terms of the agreement. See Note 4, Borrowings, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for additional information.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, we submit a new financial plan approved by our Board of Directors to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. As of March 31, 2024, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
On November 17, 2023, we filed a registration statement on Form S-3 covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, all of which remain available for sale at March 31, 2024.
On September 15, 2022, we entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of March 31, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
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

We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, California and our office space in Carlsbad, California and payments for finance leases related to our laboratory equipment (see Note 4, Borrowings, and Note 5, Commitments and Contingencies, to our unaudited financial statements included in this Quarterly Report on Form 10-Q). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net cash used in:
Operating activities	$(9,040)	$(9,749)
Investing activities	(86)	(396)
Financing activities	(100)	(62)
Net change in cash, cash equivalents and restricted cash	$(9,226)	$(10,207)

Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $9.0 million, primarily resulting from (i) our net loss of $3.4 million adjusted for non-cash charges of $1.4 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $7.0 million primarily related to net increases in accounts receivable and net decreases in accounts payable and accrued and other current liabilities, partially offset by net decreases in prepaid expenses and other current assets. The increase in accounts receivable was primarily due to delays in claim submission as part of our revenue cycle management initiatives.
Net cash used in operating activities for the three months ended March 31, 2023 was $9.7 million, primarily resulting from (i) our net loss of $7.7 million adjusted for non-cash charges of $2.0 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $4.1 million primarily related to net increases in accounts receivable and accrued and other current liabilities, partially offset by net decreases in accounts payable and operating lease liabilities. The increase in accounts receivable was primarily due to our revenue cycle management initiatives.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.4 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from purchases under the Company's 2019 Employee Stock Purchase Plan.
Net cash used in financing activities for the three months ended March 31, 2023 was less than $0.1 million.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The year-end condensed balance sheets data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 18, 2024. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024.
Recent Accounting Pronouncements
Please see Note 2, Summary of Significant Accounting Policies, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.
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
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, which will occur in 2024. However, if certain events occur prior to the end of this five-year period, including if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to this anniversary.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2023, we resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit. Pursuant to a settlement agreement entered into by and between us and the U.S. Department of Justice (the Settlement Agreement), we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in connection with specimen processing arrangements that we historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. In November 2023, the complaint was unsealed and served on us. We filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. We opposed this motion, and all motions are still pending. We intend to vigorously defend against the claims being asserted in the complaint.
Our participation in federal healthcare programs is not affected by the Settlement Agreement.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, other than those set forth below:
We may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
We currently market our AVISE® tests as laboratory developed tests (LDTs) and may, in the future, market other tests as LDTs. Although historically the Food and Drug Administration (FDA) has applied a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule to regulate LDTs under the current medical device framework. The agency’s final rule was released to the public on April 29, 2024 and will be officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024. The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although the FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. We have begun the process of evaluating the final rule’s potential impact on our AVISE® tests, our operations, and our business more generally.
Litigation challenging the agency’s authority to take adopt this final rule is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on the FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below.

If the FDA implements the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics, such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make do not include the claims necessary or desirable for successful commercialization, orders from healthcare providers or reimbursement for our tests may decline.
In addition, as noted above, Congress had been working on legislation to create an LDT and IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Reform legislation called the Verifying Accurate Learning-edge IVCT Development ACT of 2023 (the VALID Act) garnered bipartisan and bicameral support in recent years but failed to move out of committee during the last congressional session. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify the term IVCT to create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. Most recently, on March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s plan to use its medical device authorities to regulate LDTs.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements and quality control requirements. Any legislation affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket clearance may involve, among other things, successfully completing clinical trials, which require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, marketing of any new tests we may develop may be delayed, and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition.
The outcome and ultimate impact on our business of the changes to the federal government’s regulation of LDTs is difficult to predict. It is unclear whether Congress will take action, through the VALID Act or otherwise, to supersede FDA’s recent final rule with comprehensive diagnostic reform legislation, or whether such legislation would be signed into law by President Biden. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions, including warning letters, fines, penalties, suspension of operations, product recalls or seizures, denial of applications for clearance or approval, injunctions and other civil or criminal sanctions, which could have a material and adverse effect upon our business, operating results and financial condition.
Furthermore, should it be required in the future under either the final rule or legislative amendments, we cannot be sure that our AVISE® tests, or any new tests that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition.

Item 5. Other Information
Rule 10b5-1 trading arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
10.1	Fourth Amendment to Loan and Security Agreement dated April 12, 2024, by and among Innovatus Life Sciences Lending I, LP, other lenders and the Company.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: May 13, 2024	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	by:	/s/ Kamal Adawi
Kamal Adawi
Chief Financial Officer
(Principal Financial and Accounting Officer)