Form 10-Q
period 2024-09-30
EXAGEN INC.
filed 2024-11-12
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39049

EXAGEN INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0434866
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1261 Liberty Way
Vista,	CA	92081
(Address of Principal Executive Offices)		(Zip Code)

(760)	560-1501
(Registrant's Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XGN	The Nasdaq Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on November 8, 2024 was 17,637,278.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$22,035	$36,493
Accounts receivable, net	9,387	6,551
Prepaid expenses and other current assets	4,135	4,797
Total current assets	35,557	47,841
Property and equipment, net	4,855	5,201
Operating lease right-of-use assets	2,630	3,286
Other assets	563	616
Total assets	$43,605	$56,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,105	$3,131
Accrued and other current liabilities	6,177	7,531
Operating lease liabilities	1,065	976
Borrowings-current portion	430	264
Total current liabilities	8,777	11,902
Borrowings-non-current portion, net of discounts and debt issuance costs	19,823	19,231
Operating lease liabilities - non-current portion	1,952	2,760
Other non-current liabilities	185	357
Total liabilities	30,737	34,250
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 17,520,335 and 17,045,954 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	18	17
Additional paid-in capital	303,420	301,893
Accumulated deficit	(290,570)	(279,216)
Total stockholders' equity	12,868	22,694
Total liabilities and stockholders' equity	$43,605	$56,944
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$12,507	$13,416	$41,986	$38,783
Operating expenses:
Costs of revenue	5,526	5,710	17,351	17,472
Selling, general and administrative expenses	10,163	11,375	31,169	35,212
Research and development expenses	1,481	1,400	3,719	3,789
Total operating expenses	17,170	18,485	52,239	56,473
Loss from operations	(4,663)	(5,069)	(10,253)	(17,690)
Interest expense	(562)	(557)	(1,671)	(1,769)
Interest income	197	211	570	1,343
Net loss	$(5,028)	$(5,415)	$(11,354)	$(18,116)
Net loss per share, basic and diluted	$(0.28)	$(0.31)	$(0.63)	$(1.03)
Weighted-average number of shares used to compute net loss per share, basic and diluted	18,254,937	17,692,603	18,127,549	17,626,686
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	17,045,954	$17	$301,893	$(279,216)	$22,694
Issuance of stock from vested restricted stock units	217,056	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	54,605	—	104	—	104
Exercise of stock options	326	—	—	—	—
Stock-based compensation	—	—	553	—	553
Net loss	—	—	—	(3,360)	(3,360)
Balances as of March 31, 2024	17,317,941	17	302,550	(282,576)	19,991
Issuance of stock from vested restricted stock units	62,998	—	—	—	—
Exercise of stock options	636	—	—	—	—
Stock-based compensation	—	—	560	—	560
Net loss	—	—	—	(2,966)	(2,966)
Balances as of June 30, 2024	17,381,575	17	303,110	(285,542)	17,585
Issuance of stock from vested restricted stock units	13,155	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	41,443	1	71	—	72
Exercise of stock options	84,162	—	22	—	22
Stock-based compensation	—	—	217	—	217
Net loss	—	—	—	(5,028)	(5,028)
Balances as of September 30, 2024	17,520,335	$18	$303,420	$(290,570)	$12,868
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
Issuance of stock from vested restricted stock units	113,378	—	—	—	—
Exercise of stock options	93,335	—	27	—	27
Issuance of stock under Employee Stock Purchase Plan	70,317	—	152	—	152
Stock-based compensation	—	—	986	—	986
Net loss	—	—	—	(7,688)	(7,688)
Balances as of March 31, 2023	16,827,014	17	299,135	(263,215)	35,937
Issuance of stock from vested restricted stock units	31,180	—	—	—	—
Stock-based compensation	—	—	978	—	978
Net loss	—	—	—	(5,013)	(5,013)
Balances as of June 30, 2023	16,858,194	17	300,113	(268,228)	31,902
Issuance of stock from vested restricted stock units	14,424	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	59,276	—	127	—	127
Stock-based compensation	—	—	890	—	890
Net loss	—	—	—	(5,415)	(5,415)
Balances as of September 30, 2023	16,931,894	$17	$301,130	$(273,643)	$27,504
The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(11,354)	$(18,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,309	1,661
Amortization of debt discount and debt issuance costs	112	119
Non-cash interest expense	206	294
Loss on disposal of assets	111	209
Non-cash lease expense	656	717
Stock-based compensation	1,330	2,854
Changes in assets and liabilities:
Accounts receivable, net	(2,836)	(10,967)
Prepaid expenses and other current assets	662	727
Other assets	50	(120)
Operating lease liabilities	(720)	(767)
Accounts payable	(2,028)	(1,422)
Accrued and other current liabilities	(1,140)	2,000
Net cash used in operating activities	(13,642)	(22,811)
Cash flows from investing activities:
Purchases of property and equipment	(369)	(722)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(369)	(720)
Cash flows from financing activities:
Proceeds from exercise of stock options	22	27
Proceeds from common stock issued under Employee Stock Purchase Plan	176	279
Principal payments on finance lease obligations	(379)	(541)
Principal payment on note payable obligations	(266)	(177)
Principal payment on long-term debt	—	(10,000)
Net cash used in financing activities	(447)	(10,412)
Net change in cash, cash equivalents and restricted cash	(14,458)	(33,943)
Cash, cash equivalents and restricted cash, beginning of period	36,693	62,591
Cash, cash equivalents and restricted cash, end of period	$22,235	$28,648
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,307	$1,336
Supplemental disclosure of non-cash items:
Equipment purchased under notes payable obligations	$706	$250
Costs incurred, but not paid, in connection with capital expenditures	$20	$81

The accompanying notes are an integral part of these condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements
Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a commercial-stage diagnostics company which exists to provide clarity in autoimmune disease decision making with the goal of improving patients' clinical outcomes.
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses. As of September 30, 2024, the Company had cash and cash equivalents of $22.0 million and had an accumulated deficit of $290.6 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
To execute its business plans, the Company may need additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can achieve significant cash flows from operations, if ever, it may need to finance its operations through the sale of its stock, debt financings or other strategic transactions. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, operating results and financial condition and the Company's ability to achieve its intended business objectives.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed balance sheet as of September 30, 2024, condensed statements of operations and stockholders' equity for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 18, 2024. In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all normal adjustments necessary for the fair presentation of the Company's financial position as of September 30, 2024 and its results of operations for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare Advantage	22%	15%	21%	17%
Medicare	20%	37%	24%	35%

*	Less than 10%.

	Accounts Receivable, Net
	September 30, 2024	December 31, 2023
Medicare	23%	42%
Medicare Advantage	22%	16%

*	Less than 10%.
For the three months ended September 30, 2024 and 2023, approximately 93% and 89%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to the AVISE® CTD test for the nine months ended September 30, 2024 and 2023 was approximately 91% and 88%, respectively.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended September 30, 2024 and 2023, approximately 98% and 98%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For the nine months ended September 30, 2024 and 2023, approximately 97% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Commercial	$6,779	$6,090	$22,314	$17,789
Government	2,633	4,955	10,276	13,570
Client(1)	2,981	2,319	9,175	6,999
Other(2)	114	52	221	425
Total revenue	$12,507	$13,416	$41,986	$38,783

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
Cash, cash equivalents, and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$22,035	$36,493
Restricted cash	200	200
	$22,235	$36,693
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

Payors are generally billed at the Company's list price unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended September 30, 2024 and 2023 was a $0.6 million net revenue increase and a $2.5 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the nine months ended September 30, 2024 and 2023 was a $6.2 million net revenue increase and a $2.6 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Collection of the Company's net revenues from payors is normally a function of providing complete and correct billing information, along with any requested medical or other claims-related information to the healthcare insurers. This generally occurs within 30 to 90 days of billing, however, the amount and timing of any reimbursements or collections for the Company's billed tests may vary by payor and other circumstances. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Accounts Receivable and Allowance for Credit Losses
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of the financial condition of our customers and generally do not require collateral. The allowance for credit losses was zero as of September 30, 2024 and 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, total advertising and marketing costs were approximately $1.0 million and $1.2 million, respectively. These costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.
Shipping and Handling Costs

Costs incurred for shipping and handling are included in costs of revenue in the accompanying condensed statements of operations and were approximately $0.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, shipping and handling costs were approximately $2.5 million and $1.9 million, respectively.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three and nine months ended September 30, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30, 2024	September 30, 2023
Warrants to purchase common stock	325,330	409,108
Common stock options	576,151	1,004,855
Restricted stock units	1,810,468	1,568,112
Employee stock purchase plan	12,570	12,542
Total	2,724,519	2,994,617

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company does not expect that this standard will have a material impact on its financial statements.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Diagnostic testing supplies	$2,934	$2,871
Prepaid product royalties	32	35
Prepaid maintenance and insurance contracts	1,169	1,860
Other prepaid expenses and other current assets	—	31
Prepaid expenses and other current assets	$4,135	$4,797
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and fixtures	$98	$98
Laboratory equipment	4,209	5,312
Computer equipment and software	2,113	2,185
Leasehold improvements	3,089	3,316
Construction in progress	945	59
Total property and equipment	10,454	10,970
Less: accumulated depreciation and amortization	(5,599)	(5,769)
Property and equipment, net	$4,855	$5,201
Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was approximately $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense was approximately $1.3 million and $1.7 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$4,413	$4,738
Accrued purchases of goods and services	547	720
Finance lease obligations, current portion	283	490
Refund liability	266	302
Other accrued liabilities	668	1,281
Accrued and other current liabilities	$6,177	$7,531
Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. As of September 30, 2024, no additional amounts remained available to borrow under the Amended Loan Agreement.
On April 28, 2023, the Company entered into the Amended Loan Agreement. The Amended Loan Agreement was treated as a modification. In connection with the Amended Loan Agreement, the Company repaid $10.0 million of the principal balance outstanding, for which the prepayment premium was waived. Pursuant to the Amended Loan Agreement, the interest rate on all borrowings under the Amended Loan Agreement is the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%, which is paid-in-kind in the form of additional term loans (PIK Loans). Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate will be payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest is scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. The Company estimated the effective interest rate of this loan to be approximately 10.6% as of September 30, 2024. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement is to be repaid in ten equal monthly installments commencing in April 2026. Upon repayment of the final installment under the Amended Loan Agreement, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method. For each of the three months ended September 30, 2024 and 2023, the Company issued PIK Loans totaling $0.1 million. For the nine months ended September 30, 2024 and 2023, the Company issued PIK Loans totaling $0.2 million and $0.3 million, respectively. The issuances of the PIK Loans are included in borrowings-non-current portion on the accompanying balance sheet.

The Amended Loan Agreement requires a prepayment premium of 1% of the aggregate outstanding principal for any prepayments made prior to November 1, 2024.
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
As of September 30, 2024, the Company was in compliance with all covenants of the Amended Loan Agreement.
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
Equipment Notes Payable
In April 2024, the Company purchased additional laboratory equipment using notes payable. At September 30, 2024, the total notes payable balance related to the financed equipment was $1.2 million, with $0.4 million classified within borrowings-current portion and $0.8 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The notes related to the financed equipment are subject to a 5.28% effective interest rate and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of September 30, 2024, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2024 (remaining)	$517
2025	2,097
2026	21,400
2027	215
2028	67
Total	24,296
Less:
Unamortized debt discount and issuance costs	(80)
Interest	(3,963)
Total borrowings, net of discounts and debt issuance costs	20,253
Less: Borrowings-current portion	(430)
Borrowings-non-current portion, net of discounts and debt issuance costs	$19,823
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
Collaboration Obligations
In May 2021, the Company entered into a master research collaboration agreement with Allegheny Health Network Research Institute (AHN), pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million per year. Collaboration expenses under the master research collaboration agreement were $0.1 million for each of the three months ended September 30, 2024 and 2023. For each of the nine months ended September 30, 2024 and 2023, collaboration expenses under the master research collaboration agreement were $0.3 million. Collaboration expenses under the AHN collaboration are included in research and development expenses.
Supply Agreements
In August 2024, the Company amended a supply agreement with one supplier for reagents, which includes pricing terms and minimum purchase commitments, through December 31, 2025, for new consumable products related to the Company's launch of the RA Sub-Profile Biomarkers. Aggregate minimum annual purchase commitments related to such agreement for the years ending December 31, 2024 and 2025 are $8.4 million and $10.4 million, respectively.
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

In addition, in October 2023, the Company resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit. Pursuant to a settlement agreement entered into by and between the Company and the U.S. Department of Justice (the Settlement Agreement), the Company made a single lump-sum remittance to the government in the amount of $0.7 million, including interest, in connection with specimen processing arrangements that Exagen historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam lawsuit with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed by the court and served on Exagen by the relator. Exagen filed a motion to dismiss the complaint. In December 2023, the Company's insurance carrier provided reimbursement for certain defense costs the Company incurred in the October 2023 qui tam lawsuit. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion, and all motions are still pending. The Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition. The Company intends to vigorously defend against the claims being asserted in the complaint.
The Company's participation in federal healthcare programs is not affected by the Settlement Agreement.
Note 6. Fair Value Measurements
The carrying value of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair values due to their short-term nature, which are determined to be a Level 1 measurement. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of September 30, 2024, the 2017 Term Loan had a carrying value of $19.0 million and a fair value of $18.5 million. As of December 31, 2023, the 2017 Term Loan had a carrying value of $18.7 million and a fair value of $19.7 million. The estimated fair value of the 2017 Term Loan was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The carrying value of the Company's other long-term borrowing at September 30, 2024 was $1.2 million and approximated its fair value. At December 31, 2023, the carrying value of the Company's other long-term borrowing was $0.8 million and approximated its fair value.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,963	$14,963	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,386	$14,386	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.
Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and all $150.0 million remain available for sale as of September 30, 2024.
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of September 30, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of September 30, 2024:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	237,169	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	67,086	$1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	$1.84	April 1, 2016	April 1, 2026
Common stock warrants	20,944	$14.32	December 7, 2018	December 7, 2025
Common stock warrants	804,951	$0.001	June 22, 2021	None
	1,130,281
During the three and nine months ended September 30, 2024, no warrants to purchase common stock were exercised.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of September 30, 2024, 2,122,271 shares of common stock remained available for future awards under the 2019 Plan.

Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	1,387,459	$4.24
Awards granted	1,287,225	$2.09
Awards released	(293,209)	$5.87
Awards canceled	(571,007)	$4.16
Outstanding, September 30, 2024	1,810,468	$2.47
As of September 30, 2024, all of the outstanding RSUs were unvested. The fair value of RSUs vested in the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.4 million, respectively. The weighted average grant date fair value for RSUs granted in the nine months ended September 30, 2024 and 2023 was $2.09 and $2.42, respectively. As of September 30, 2024, total unrecognized compensation cost related to RSUs was $3.7 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	986,819	$11.87	6.44	$228
Granted	55,500	$1.99
Exercised	(85,124)	$0.26
Forfeited	(9,518)	$16.70
Expired	(371,526)	$15.48
Outstanding, September 30, 2024	576,151	$10.23	6.57	$197
Vested and expected to vest, September 30, 2024	576,151	$10.23	6.57	$197
Options exercisable, September 30, 2024	552,686	$10.56	6.45	$177
There were 55,500 and 73,500 stock options granted in the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 was $0.3 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.2 million. As of September 30, 2024, total unrecognized compensation cost related to option awards was less than $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.29 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of September 30, 2024, 523,744 shares of common stock remained available for issuance under the ESPP.
Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs of revenue	$47	$45	$103	$161
Selling, general and administrative	114	792	1,058	2,497
Research and development	56	53	169	196
Total	$217	$890	$1,330	$2,854

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
Forward Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, estimates regarding profitability and the time that may elapse before we may become profitable, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item IA, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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
Since inception we have devoted substantially all of our efforts to developing and marketing products for the diagnosis, prognosis and monitoring of autoimmune diseases. We commercially launched our lead testing product, AVISE® CTD, in 2012. Our proprietary AVISE® Lupus test is included as part of the AVISE® CTD panel and employs a patent-protected method for diagnosing patients with SLE based on levels of CB-CAPs (e.g. EC4d and BC4d), ANA, and ds-DNA. The AVISE® Lupus test also employs patent-protected algorithms used to generate risk scores to diagnose patients with SLE based on the levels of the biomarkers. These proprietary, patent-protected methods vastly improve the diagnostic sensitivity of our test compared to the current standard of care. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CTDs and other related diseases with overlapping symptoms. Revenue from this product comprised 91% and 88% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, we incurred net losses of $11.4 million and $18.1 million, respectively, and we expect to continue to incur operating losses in the near term. Our operations have been funded primarily through equity financings, debt financings and revenue from product sales. We have never been profitable and, as of September 30, 2024, we had $22.0 million of cash and cash equivalents and an accumulated deficit of $290.6 million.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and

Medicaid), client payors (such as hospitals, other laboratories, etc.) and patients. Reimbursement rates vary by product and payor.
All of our AVISE® tests are performed in our approximately 13,000 square-foot laboratory located in Vista, California, which is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days
In addition to providing diagnostic testing, we are leveraging our clinical laboratory to enter into agreements in the normal course of business with leading pharmaceutical companies and contract research organizations for the use of our testing products and/or the data generated from such tests. We believe the quality of our testing, proprietary offerings and specialized knowledge give us an advantage in this space. We plan to continue to pursue additional partnerships with leading pharmaceutical companies and academic research centers that are synergistic with our evolving portfolio of testing products, as more of these organizations realize the extent of the service we can provide.
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
Recent Developments
TC4d, TIgG and TIgM Biomarkers
Our collaborative efforts with the Allegheny Health Network Research Institute (AHN) have resulted in further development of three innovative biomarkers, TC4d, TIgG, and TIgM (the T-Cell Biomarkers), for which we obtained an exclusive, worldwide license from AHN in May 2021. These biomarkers have been clinically validated, exhibit a high degree of specificity for lupus and are more sensitive for lupus compared to conventional biomarkers. TC4d is patent protected through 2035, representing a proprietary expansion of CB-CAPs, involving a biochemical process wherein complement activation products are measured on T-cells. We currently plan to incorporate these three biomarkers into our AVISE® CTD test towards the end of 2024. Once incorporated, we believe these biomarkers will significantly enhance the diagnostic sensitivity for lupus of our AVISE® CTD tests beyond its current 80% sensitivity.
RA Sub-Profile
Approximately 70% of rheumatoid arthritis (RA) patients show serological evidence of RA, identified by key biomarkers: anti-CCP and Rheumatoid Factor. The remaining 30% of patients, despite lacking these serological markers, are clinically diagnosed with RA; this subgroup is referred to as “seronegative RA.” These patients often face delays in diagnosis due to the absence of serological evidence. In cases of early inflammatory arthritis, differential diagnosis is broad, including conditions like reactive arthritis, crystal arthropathy, spondyloarthropathy, and other systemic rheumatic diseases such as SLE and Sjogren’s syndrome, alongside seronegative RA. We have identified three unique biomarkers specific to seronegative RA (the RA Sub-Profile Biomarkers) that help bridge this diagnostic gap and would enable AVISE® CTD to correctly identify approximately a third of the traditional seronegative RA subgroup. We currently plan to incorporate these new biomarkers into our AVISE® CTD test toward the end of 2024, allowing for more timely and targeted treatment plans for these patients. We’ve submitted our validation for our rheumatoid arthritis assay utilizing RA33 antibodies to the New York State Department of Health for conditional approval. We intend to commercialize the assay once conditional approval is received in accordance with the FDA final rule on laboratory developed tests.
We believe that the addition of the biomarkers discussed above will further differentiate our core test offerings in the market and be accretive to our financial performance, as well as have a positive impact on the average sales price of AVISE® CTD and revenue. Additionally, we anticipate progressive incremental improvements in demand for AVISE® CTD over time, as we educate physicians about the benefits these new markers provide. Given the financial impact we expect from the planned launch of these new biomarkers, we estimate that we will achieve positive cash flows within a year of launching both the T-Cell Biomarkers and the RA Sub-Profile Biomarkers. This estimate assumes, among other things, that we are able to incrementally increase the average selling price per test. This estimate may ultimately be incorrect.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:

▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we've held claims in the first half of the year which has resulted in increases in our accounts receivable and an accelerated decrease in our cash in the first half of the year. As expected, this trend has begun to reverse in the third quarter of 2024 and we expect it to continue to reverse, as cash is collected on billed tests through the remainder of the year.
▪Continued Growth of Our Testing Products. Since the launch of AVISE® CTD in 2012 and through September 30, 2024, we have delivered approximately 980,714 of these tests. During the three months ended September 30, 2024, the number of AVISE® CTD tests delivered declined by approximately 6% over the same period in 2023. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers, in addition to our ability to successfully and timely launch the T-Cell Biomarkers and RA Sub-Profile Biomarkers we plan to add to our AVISE® CTD test.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the six months ended June 30, 2024, filed with the SEC on August 5, 2024 and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024.
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
We submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code, and on September 27, 2022, we received notice that Noridian has deemed our application for a Local Coverage Determination (LCD) to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q. In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information. On January 31, 2024, CMS released a coverage article under which all multi-analyte proteomic testing will be considered within the scope of molecular diagnostic services (MolDX) and reviewed through their technology assessment process. The article listed several such tests, including the AVISE® Lupus test, and requires all laboratories furnishing multi-analyte proteomics testing in MolDX jurisdictions to register with the DEX® Diagnostics Exchange Registry and obtain a Z-Code® identifier. We were issued a Z-Code® in May 2024. To determine if the submitted tests are compliant with relevant policy requirements, these tests will undergo technical assessment by Palmetto GBA as part of the MolDX program.
We face consistent challenges relating to commercial payor claim processing and revenue. While collectability has improved with certain plans year-over-year, we continue to experience denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. We've experienced moderate declines in test volume since the second half of 2023, as rheumatologists and patients adjust to these changes. The number of AVISE® CTD tests delivered during the three months ended September 30, 2024 declined by approximately 6% as compared to the number of AVISE® CTD tests delivered during the three months ended June 30, 2024 due to seasonal factors, including increased out-of-office time for physicians and weather-related events in the south-east of the United States.
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
We expect that our costs of revenue will increase in the near-term, primarily due to projected increases in cost-per-test resulting from the expected additions of our T-Cell Biomarkers and RA Sub-Profile Biomarkers to AVISE® CTD.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs (including stock-based compensation expense), direct marketing expenses, accounting and legal expenses, consulting costs and allocated overhead (including rent, information technology, depreciation and utilities).
We expect that our selling, general and administrative expenses will increase in the near-term, primarily due to expected additions to headcount and associated increases for personnel costs, including stock-based compensation.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue	$12,507	$13,416	$(909)
Operating expenses:
Costs of revenue	5,526	5,710	(184)
Selling, general and administrative expenses	10,163	11,375	(1,212)
Research and development expenses	1,481	1,400	81
Total operating expenses	17,170	18,485	(1,315)
Loss from operations	(4,663)	(5,069)	406
Interest expense	(562)	(557)	(5)
Interest income	197	211	(14)
Net loss	$(5,028)	$(5,415)	$387
Revenue
Revenue decreased $0.9 million, or 6.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a $1.2 million decrease related to revenue and accounts receivable adjustments recorded in the third quarter of 2024. Excluding these adjustments, revenue increased $0.3 million due to improved ASP (including prior period cash collections), partially offset by decreased AVISE® CTD year-over-year volume. The $1.2 million decrease in revenue and accounts receivable adjustments were comprised of a $0.9 million reserve recognized related to accounts receivable for AVISE® CTD testing, in addition to a $0.3 million reversal of other testing revenue relating to a current procedural terminology coding discrepancy for AVISE® Vasculitis. The number of AVISE® CTD tests delivered, which accounted for 93% of revenue and 89% of revenue in the three months ended September 30, 2024 and 2023, respectively, declined by approximately 6% in the three months ended September 30, 2024 as compared to the same period in 2023.
Costs of Revenue
Costs of revenue decreased $0.2 million, or 3.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to a decrease of $0.3 million in facilities and allocated overhead expenses, a decrease of $0.2 million in royalty expenses, and a decrease of $0.1 million in materials and supplies expenses, partially offset by an increase of $0.3 million in shipping and handling costs resulting from increased cost-per-shipment, offset in-part by reduced shipping volume; and an increase of $0.1 million in direct labor. Gross margin as a percentage of revenue decreased to 55.8% for the three months ended September 30, 2024, compared to 57.4% for the three months ended September 30, 2023, primarily due to the changes to revenue and costs of revenue described above, including the $1.2 million in revenue adjustments, which impacted gross margin by approximately 400 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.2 million, or 10.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to decreases of $0.7 million in employee-related expenses (including salaries, benefits and stock-based compensation) resulting from reduced headcount, $0.4 million in professional service expenses, $0.2 million in facilities and allocated overhead expenses, $0.2 million in insurance expenses, and $0.1 million in legal expenses, partially offset by an increase of $0.4 million in commissions.
Research and Development Expenses
Research and development expenses increased $0.1 million, or 5.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase of $0.2 million in employee-related expenses (including salaries, benefits and stock-based compensation), partially offset by a decrease of $0.1 million in clinical trial expenses.
Interest Expense
Interest expense remained relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Interest Income
Interest income remained relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue	$41,986	$38,783	$3,203
Operating expenses:
Costs of revenue	17,351	17,472	(121)
Selling, general and administrative expenses	31,169	35,212	(4,043)
Research and development expenses	3,719	3,789	(70)
Total operating expenses	52,239	56,473	(4,234)
Loss from operations	(10,253)	(17,690)	7,437
Interest expense	(1,671)	(1,769)	98
Interest income	570	1,343	(773)
Net loss	$(11,354)	$(18,116)	$6,762
Revenue
Revenue increased $3.2 million, or 8.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to improved ASP (including prior period cash collections), partially offset by decreased AVISE® CTD year-over-year volume. The number of AVISE® CTD tests delivered, which accounted for 91% of revenue and 88% of revenue in the nine months ended September 30, 2024 and 2023, respectively, declined by approximately 13% in the nine months ended September 30, 2024 as compared to the same period in 2023.
Costs of Revenue
Costs of revenue decreased $0.1 million, or 0.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $1.0 million in materials and supplies expenses, and a decrease of $0.2 million in facilities and allocated overhead expenses, partially offset by an increase of $0.6 million in shipping and handling costs resulting from increased cost-per-shipment, offset in-part by reduced shipping volume; and an increase of $0.5 million in direct labor. Gross margin as a percentage of revenue increased to 58.7% for the nine months ended September 30, 2024, compared to 54.9% for the nine months ended September 30, 2023, primarily due to the changes to revenue and costs of revenue described above.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million, or 11.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to decreases of $1.9 million in employee-related expenses (including salaries, benefits and stock-based compensation) resulting from reduced headcount, $0.9 million in legal expenses and settlement costs, $0.5 million in insurance expenses, $0.4 million in professional services, $0.4 million in facilities and allocated overhead expenses, and $0.2 million in audit and tax services, partially offset by an increase of $0.3 million in commissions.
Research and Development Expenses
Research and development expenses decreased $0.1 million, or 1.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $0.4 million in clinical trial expenses and a decrease of $0.1 million in facilities and allocated overhead expenses, partially offset by an increase of $0.4 million in employee-related expenses (including salaries, benefits and stock-based compensation).
Interest Expense
Interest expense decreased by $0.1 million, or 5.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was due to interest savings related to the term loan agreement entered into in September 2017 (the 2017 Term Loan), by and between the Company and Innovatus Life Sciences Lending Fund I, LP, as amended.
Interest Income
Interest income decreased by $0.8 million, or 57.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower cash and cash equivalents balances of interest-earning accounts.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the nine months ended September 30, 2024 and 2023, we incurred a net loss of $11.4 million and $18.1 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and, despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of September 30, 2024, we had an accumulated deficit of $290.6 million and cash and cash equivalents of $22.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
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
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within thirty days of failing to achieve the performance covenant, we submit a new financial plan approved by our Board of Directors to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of September 30, 2024, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus.
On November 17, 2023, we filed a registration statement on Form S-3 covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, all of which remained unsold at September 30, 2024.
On September 15, 2022, we entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with Cowen and Company, LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of September 30, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in:
Operating activities	$(13,642)	$(22,811)
Investing activities	(369)	(720)
Financing activities	(447)	(10,412)
Net change in cash, cash equivalents and restricted cash	$(14,458)	$(33,943)
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $13.6 million, primarily resulting from (i) our net loss of $11.4 million adjusted for non-cash charges of $3.7 million primarily related to stock-based compensation, depreciation, amortization and non-cash lease expense and (ii) changes in our net operating assets of $6.0 million primarily related to net increases in accounts receivable and net decreases in accounts payable, operating lease liabilities and accrued and other current liabilities, partially offset by net decreases in prepaid expenses. The increase in accounts receivable was primarily due to delays in claim submission as part of our revenue cycle management initiatives.
Net cash used in operating activities for the nine months ended September 30, 2023 was $22.8 million, primarily resulting from (i) our net loss of $18.1 million adjusted for non-cash charges of $5.9 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $10.5 million primarily related to net increases in accounts receivable and accrued and other current liabilities, partially offset by net decreases in accounts payable, prepaid expenses, other current assets and operating lease liabilities. The increase in accounts receivable was primarily due to delays in claim submission as part of our revenue cycle management initiatives and delayed claim processing by Medicare due to a request for medical records on submitted claims.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0.4 million and $0.7 million, respectively, due to purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $0.4 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from purchases under the Company's 2019 Employee Stock Purchase Plan.
Net cash used in financing activities for the nine months ended September 30, 2023 was $10.4 million, primarily resulting from the Term Loan Prepayment of $10.0 million.
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
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 18, 2024. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024.
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
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, which will occur on December 31, 2024. However, if certain events occur prior to the end of this five-year period, including if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to this anniversary.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2023, we resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit. Pursuant to a settlement agreement entered into by and between us and the U.S. Department of Justice (the Settlement Agreement), we made a single lump-sum remittance to the government in the amount of $0.7 million, including interest, in connection with specimen processing arrangements that we historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam lawsuit with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed by the court and served on us by the relator. We filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. We opposed this motion, and all motions are still pending. We cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may materially and adversely affect our business, prospects, and financial condition. We intend to vigorously defend against the claims being asserted in the complaint.
Our participation in federal healthcare programs is not affected by the Settlement Agreement.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the nine months ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Amended and Restated Investors' Rights Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.2	9/9/2019
4.3	Amended and Restated Stockholders' Agreement, dated July 12, 2019, by and among the Company and certain of its stockholders.	S-1/A	333-233446	4.3	9/9/2019
4.4	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.5	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.6	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
10.2#	Employment Agreement, dated as of September 1, 2024, by and between the Company and Jeffrey Black.	8-K/A	001-39049	10.1	8/2/2024
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: November 12, 2024	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)