Form 10-K
period 2024-12-31
EXAGEN INC.
filed 2025-03-11
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

"emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $27.0 million, based on the closing price of the registrant's common stock on the Nasdaq Global Market of $1.82 per share.
Total shares of common stock outstanding as of the close of business on March 7, 2025 was 17,898,098.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K (the Annual Report), contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our commercial arrangements with third parties, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, our studies or clinical validations being predictive of actual use, our pipeline and potential growth, and profitability are forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as "believe," "may," "will," "should," "predict," "goal," "strategy," "aim," "potentially," "possible," "probable," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect," "likely," "seek," and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
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
In this Annual Report, we use the metrics of Adjusted EBITDA, which is not calculated in accordance with generally accepted accounting principles in the United States and is a non-GAAP financial measure. Adjusted EBITDA excludes from net loss interest income (expense), depreciation and amortization expense, and stock-based compensation expense.
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

Item 1. Business.
Overview
We are a medical technology company primarily focused on the design, development and commercialization of a next-generation portfolio of innovative testing products under our AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease including, among others, systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA). We believe our strong focus and extensive background in the field of rheumatology, combined with our commitment to exceptional customer service and support, position us well to respond to the needs of rheumatologists, primary care physicians, other specialists, and the patients they serve.
Our tests are used in a variety of clinical settings to provide clarity in autoimmune disease decision-making with the goal of improving patients' clinical outcomes. We commercially launched our flagship testing product, AVISE® CTD, in 2012. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of connective tissue diseases (CTDs) and other related diseases with overlapping symptoms. Traditional screening methods often lack accuracy, resulting in repeat testing and delayed diagnosis. With significant increases in autoimmune incidence in recent years, AVISE® CTD provides unique biomarkers that empower clinicians to confidently and quickly diagnose various CTDs.
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care.
Beginning in late 2022, we revitalized our organization with the addition of key members to our senior leadership team, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Chief Medical Officer, and Medical and Laboratory Director. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address unmet clinical needs in autoimmune disease. We strive to become a partner of choice for doctors, hospitals, healthcare systems, and payors.
Under the leadership of our Chief Executive Officer, John Aballi, who joined Exagen in October 2022, we have been executing an operational turnaround of the business, which has resulted in a return to revenue growth and gross margin expansion while significantly reducing operating expenses and cash burn. Comparing our financial results in fiscal 2024 to fiscal 2022, we have grown revenue by over 20%, expanded our AVISE® CTD trailing twelve-month average selling price by over 40%, improved gross margin by over 1,200 basis points, reduced operating expenses by over 30% and reduced net loss by nearly 70%. At the same time, we have nearly doubled our salesforce productivity and brought an intense focus to our Research and Development (R&D) investments - resulting in a 45% reduction in related expenses and prioritization of near-term pipeline opportunities.
We believe we are well positioned to deliver revenue growth and positive Adjusted EBITDA in the near term.
Recent Developments
In December 2024, we announced the completion of our 1,000,000th AVISE® CTD test, marking a significant milestone that underscores our dedication to supporting patients and clinicians managing CTDs and other rheumatic and autoimmune conditions.
In January 2025, we announced conditional approval by the New York State Department of Health (NYSDOH), and commercial launch, of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers will further improve the clinical utility of AVISE® CTD and provide clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. We expect that the addition of these new biomarkers will lead to improvements in our AVISE® CTD average selling price, gross margin expansion and increased demand while positioning us for profitability.
Our Current Market
Our testing products allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. We leverage our sales channel to primarily target the approximately 6,000 rheumatologists across the United States to promote use of our product portfolio.
The National Institute of Environmental Health Sciences estimates that there are over 40 million patients in the United States with suspected cases of autoimmune diseases. Autoimmune diseases encompass a broad range of serious, chronic and debilitating conditions in which a person’s immune system creates antibodies that mistakenly react against normal healthy tissues, causing inflammation and irreversible tissue damage. Detection of these antibodies through blood tests can help diagnose, prognose and monitor the course of autoimmune diseases. However, knowing when to test and which autoantibody to test for is challenging due to the vagueness of symptoms, unexplained flaring and remission of symptoms, and many conditions which can mimic autoimmune disease. Early and accurate diagnosis of the conditions causing these overlapping symptoms is critical, as an incorrect diagnosis can lead to toxicity from inappropriate medications, irreversible tissue damage and other comorbidities associated with uncontrolled disease. There is no known cause or cure for these chronic conditions and current treatment interventions are targeted at managing symptoms and limiting disease progression.
Our flagship product, AVISE® CTD, enables clinicians to more effectively diagnose complex autoimmune conditions such as lupus, rheumatoid arthritis, and Sjögren’s syndrome earlier and with greater accuracy, as compared to the current standard of care. Our laboratory specializes in the testing of rheumatic diseases, delivering precise and timely results through our full suite of AVISE®-branded tests for disease diagnosis, prognosis, and monitoring. With a focus on research, innovation, education, and patient-centered care, we are dedicated to addressing the ongoing challenges of autoimmune disease management.
Connective Tissue Diseases
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
Systemic Lupus Erythematosus
SLE, the most common and severe form of lupus, is a chronic, inflammatory disorder that can damage any part of the body, including the skin, joints and internal organs. The blood of a person afflicted with SLE contains autoantibodies, which are the cause of the inflammation and organ damage and are one indicator of immune system abnormalities. SLE is characterized by a rise in symptoms and/or abnormal laboratory test results. SLE varies in severity, from mild cases to those in which significant, and potentially fatal, damage occurs to vital organs such as the brain, heart, kidneys and lungs. Detection of these autoantibodies can assist rheumatologists in the diagnosis of SLE. Diagnosis of SLE allows rheumatologists to initiate the most appropriate therapy to minimize irreversible organ damage and reduce morbidity and mortality.
Standard laboratory tests for diagnosing SLE include measuring immunological biomarkers, such as antinuclear antibody (ANA), anti-double stranded DNA (anti-dsDNA) and other autoantibody tests. ANA are a group of autoantibodies produced by a person’s immune system when it fails to adequately distinguish between self and non-self. The ANA test detects these autoantibodies in the blood and is a useful screening tool for SLE and other autoimmune and autoimmune-related diseases. The vast majority of SLE patients test positive for ANA. However, the high sensitivity of ANA for SLE is counterbalanced by somewhat poor specificity. According to a study published in 2022 by Dinse et al., which investigated the increasing prevalence of ANA in the United States using data from the National Health and Nutrition Examination Survey, approximately 0.7%–2.4% of individuals with a positive ANA test have SLE. This lack of specificity leads to many inappropriate non-autoimmune referrals to the rheumatologist from primary care physicians. For example, it has been reported that 30% of fibromyalgia patients may test positive for ANA, potentially generating as many as four million inappropriate rheumatology referrals. In addition, the Dinse et al. study reported the estimated prevalence of a positive ANA test in the normal, healthy, U.S. population to be 16.1% (approximately 41.5 million people), indicating a significant need for a highly specific test for this disease.
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
Rheumatoid Arthritis
RA is a chronic, systemic autoimmune disease in which the immune system attacks the joints and can also affect other organ systems. The annual incidence and prevalence of RA in the United States is estimated to be approximately 135,000 and 2 million, respectively. Patients suffering from RA develop joint damage that is associated with painful inflammation and often progresses to irreversible damage of cartilage and bone, leading to significant disability and a reduction in quality of life and the ability to work.

Diagnosis of RA involves performing a complete medical history review with physical and/or radiographic examination of the number and distribution of swollen, tender and painful joints that have persisted for more than six weeks. Laboratory testing for rheumatoid factor (RF), anti-cyclic citrullinated peptide (CCP) antibodies and testing for general, nonspecific inflammation with erythrocyte sedimentation rate (ESR) and C-reactive protein tests are used to assist in the diagnosis.
Early diagnosis and effective treatment of RA is critically important to prevent erosive bone or joint damage and disability. In effect, rheumatologists are compelled to reach a definitive diagnosis quickly and administer effective treatment.
Our Strategy
We address the unmet needs of those suffering from debilitating and chronic autoimmune disorders through aiding in differential diagnosis, prognosis and monitoring, to ultimately improve clinical outcomes for patients.
We aim to become the standard of care in autoimmune disease testing. The key tenets of our business strategy include:
▪Expand adoption of our flagship product, AVISE® CTD. We have demonstrated a solid track record of commercial growth of our AVISE® CTD test. We believe we are uniquely positioned to continue expanding our commercial presence within the autoimmune disease market by leveraging our specialized sales force and expansive network of relationships with rheumatologists across the United States. Using our specialty laboratory focused on rheumatology, we plan to build upon industry-leading quality, service and technology to support strong AVISE® CTD adoption while continuing to expand and improve our AVISE® CTD offering, grow our ordering physician base, and enhance our average reimbursement rates.
▪Continue to develop innovative testing products, using clear criteria for R&D projects and commercialization milestones. We intend to leverage our protein and molecular assay development capabilities, bioinformatic team and proprietary technologies to pursue the development of additional testing products designed to have superior clinical utility for rheumatic conditions. We undertake research projects that have the potential for impactful results and address the top consumer needs in the rheumatology space. The research projects we support are those that we believe will have a competitive advantage (such as using proprietary technology), a pathway for reimbursement and an established evidence development plan with sufficient market size. Criteria for developing products that we ultimately commercialize include Medicare coverage (specific to patient population), proprietary value-based pricing, published clinical utility and a strategy for medical guideline inclusion.
▪Deliver sustainable profitable growth. We seek to establish a solid foundation for growth and path to sustained profitability through continued gross margin expansion and improved operating expense efficiencies through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement-oriented clinical studies to facilitate payor coverage of our testing products. We center our efforts on long-term reimbursement and average sales price (ASP) growth. This strategy includes optimizing revenue cycle practices, focusing managed care efforts on medical policy expansion and continuing to educate insurance payors on the published, real-world evidence of the clinical utility of our testing products, demonstrating healthcare cost savings and reductions in time to diagnosis.
We also seek to improve our per-test costs by focusing on profitable, core test offerings, minimizing fixed costs and overhead, and focusing our laboratory resources on AVISE® CTD optimization. Additionally, we employ a streamlined salesforce covering territories which are designed to achieve the most efficient and effective reach and frequency for the promotion of AVISE® CTD.

Our Proprietary Technologies
We believe the competitive advantage for our testing products is supported by two core proprietary technologies: our AVISE® Lupus platform, which incorporate Cell-Bound Complement Activation Products (CB-CAPs) for diagnosing SLE and a set of three biomarkers, the t-cell based CB-CAP TC4d, along with two t-cell antibodies, TIgG, and TIgM (the T-Cell Biomarkers), all of which are incorporated into our AVISE® CTD product.
AVISE® Lupus
Our AVISE® Lupus platform, which we offer as a stand-alone test and as part of our AVISE® CTD test platform, is a proprietary, patent-protected and clinically validated method to aid in the diagnosis of SLE that provides a significant improvement in sensitivity, relative to the current standard of care. The AVISE® Lupus platform leverages CB-CAPs technology, which determines the blood levels of complement activated proteins permanently deposited on hematopoietic cells. Rheumatologists measure components of the complement system, including serum levels of C3 and C4, to help diagnose SLE and monitor SLE disease activity. C3 and C4 are the most commonly determined complement proteins in the blood and the precursors to activation of complement proteins into biologically active breakdown products. However, there are limitations with measuring C3 and C4 blood levels as indicators of complement activation. For example, increased synthesis of C3 and C4 by the liver can offset increased C3 and C4 breakdown during activation of the complement cascade, resulting in no change in serum levels. While the limitations and drawbacks of measuring standard components of the complement system, such as C3 and C4, are well recognized by the medical community, these laboratory biomarkers are part of international guidelines for the classification of SLE.
We believe the availability of complement biomarkers combined with our proprietary algorithmic interpretations, as a support or replacement of standard C3 and C4 measures, is of great value for rheumatologists and their patients. CB-CAPs technology directly measures protein products of complement activation, such as C4d, the product of C4 activation. These complement activation products become stably attached to surfaces of circulating blood cells to become CB-CAPs. As such, the determination of CB-CAPs in the blood provides benefits when compared to the traditional complement measurement. These include the stable, accurate and unequivocal information of complement activation that enable consistent measurement and an improved ability to assess and monitor changes in biological activity related to activation of the complement system. In a clinical validation study published in 2014 by Chaim Putterman, et al. (the 2014 Study), EC4d and BC4d showed 22% higher sensitivity (66%) than C3 and C4 (44%) in diagnosing SLE, with specificity fixed at 91%.
Our proprietary AVISE® Lupus platform integrates EC4d and BC4d with eight autoantibodies to yield a quantitative and qualitative assessment of SLE risk. The AVISE® Lupus platform was designed to improve upon the diagnostic sensitivity of conventional biomarkers used to diagnose SLE while maintaining a high degree of specificity. In the 2014 Study, the AVISE® Lupus platform demonstrated 80% sensitivity for SLE (meaning eight out of ten diagnosed SLE patients tested positive) and 86% specificity for SLE (meaning 86% of non-SLE control subjects with other rheumatic conditions tested negative). A later study published in 2022 by Tyler O’Malley, et al., compared the clinical utility of the AVISE® Lupus platform to the conventional biomarker strategy in the diagnosis of SLE, demonstrating six-fold increased odds of SLE diagnosis and three-fold increased odds of treatment initiation with a positive AVISE® Lupus result. We believe this patent-protected platform gives us a significant advantage over our competitors.
Our CB-CAPs technology for diagnosing SLE has patent protection through March 2034.
T-Cell Biomarkers
Our collaborative efforts with the Allegheny Health Network Research Institute (AHN) have resulted in further development of the T-Cell Biomarkers, for which we obtained an exclusive, worldwide license from AHN in May 2021 and launched commercially in January 2025 as part of the AVISE® CTD test. These biomarkers have been clinically validated, exhibit a high degree of specificity for lupus, are more sensitive for lupus compared to conventional biomarkers and serve as an enhancement to the AVISE® Lupus profile also included in the test. The TC4d test is patent protected through 2035, representing a proprietary expansion of CB-CAPs, involving a biochemical process wherein complement activation products are measured on T-cells.
Our Tests
We offer 10 commercialized tests under our AVISE® brand, offering next-generation insights to aid the diagnosis, prognosis and monitoring of autoimmune conditions. Our flagship product, AVISE® CTD, represents approximately 90% of our current annual revenue.
AVISE® CTD (Including AVISE® Lupus)
Our flagship testing product, AVISE® CTD, is a comprehensive test that aids in distinguishing overlapping symptoms and the differential diagnosis of a wide variety of CTDs and other diseases in one convenient blood draw. These diseases include SLE, RA, Sjögren’s syndrome, APS, other autoimmune-related diseases and other disorders that mimic these diseases, such as fibromyalgia. These conditions are often challenging to diagnose as a result of overlapping symptoms.
Rheumatologists choose to order the comprehensive AVISE® CTD test or the more focused AVISE® Lupus test based on medical necessity, which is determined by each patient’s symptoms and medical history.
AVISE® CTD includes our proprietary AVISE® Lupus platform, the cornerstone of the SLE assessment. AVISE® Lupus begins by quantifying the level of CB-CAPs biomarkers (EC4d and BC4d) in the patient’s blood. These biomarkers are elevated in patients with SLE compared to patients with other CTDs. Next, the AVISE® Lupus platform integrates these cell-bound complement products with 8 autoantibodies to yield a quantitative and qualitative assessment of SLE risk. In January 2025, we added three new unique T-Cell Biomarkers which provide enhanced sensitivity for SLE as compared to conventional SLE biomarkers and serve as a complement to the AVISE® Lupus profile.
In a recent scientific abstract presented at the 2024 American College of Rheumatology (ACR) annual meeting, the combined T-Cell Biomarker panel was shown to capture a unique subset of SLE subjects otherwise testing negative for all conventional SLE biomarkers and the CB-CAPs biomarkers (EC4d and BC4d) already included in the AVISE® CTD test. The data, which showed that up to 50% of SLE subjects testing negative by conventional SLE biomarkers are identified as positive by one or more T-Cell Biomarker, has subsequently been published Frontiers in Immunology (February 26, 2025).
In cases of early inflammatory arthritis, differential diagnosis is broad, including conditions like reactive arthritis, crystal arthropathy, spondyloarthropathy, and other systemic rheumatic diseases such as SLE and Sjogren’s syndrome, alongside RA. Approximately 70% of RA patients show serological evidence of RA, identified by key biomarkers: anti-CCP and RF. The remaining 30% of patients, despite lacking these serological markers, are clinically diagnosed with RA (the Seronegative RA Subgroup); this subgroup is referred to as “seronegative RA.” These seronegative RA patients often face delays in diagnosis due to the absence of serological evidence. In January 2025, we added three unique biomarkers specific to seronegative RA—Anti-RA33 IgA, Anti-RA33 IgG and Anti-RA33 IgM (the RA Sub-Profile Biomarkers)—that help bridge this diagnostic gap and enable AVISE® CTD to correctly identify a greater proportion of the traditional Seronegative RA Subgroup, allowing for more timely and targeted treatment plans for these patients.
Other AVISE® Tests
We offer the following additional tests under our AVISE® brand.

Test	Test Description	Type
AVISE® APS
AVISE® APS aids in both the diagnosis and management of APS, a hyper-coagulation state leading to thrombosis, pregnancy complications and even death. Rheumatologists would typically request the AVISE® APS test in patients who initially tested positive for one or more APS biomarkers contained in AVISE® CTD, or in the management of patients experiencing a high-risk pregnancy.
Diagnostic
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
Diagnostic
AVISE® Anti-Histone	AVISE® Anti-Histone is a test for autoantibodies to histone proteins commonly found in drug induced lupus and SLE patients.	Diagnostic
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
Prognostic
AVISE® Anti-CarP	AVISE® Anti-CarP, is a biomarker-driven RA prognostic test, offered through a distribution agreement with Werfen USA, LLC to help identify RA patients with an increased risk for joint damage.	Prognostic
AVISE® SLE Monitor
AVISE® SLE Monitor is a blood test that employs CB-CAPs technology and is intended to assess the condition of a patient that has been diagnosed with SLE. AVISE® SLE Monitor offers additional insight into a patient’s disease activity as well as possible adverse events. AVISE® SLE Monitor may be utilized by patients multiple times a year and throughout their lives.
Monitoring

AVISE® MTX
AVISE® MTX is a patented and validated blood test that precisely measures blood levels of methotrexate polyglutamates (MTXPG), the active metabolite of methotrexate linked to disease control in RA patients. Methotrexate is the most widely prescribed drug by rheumatologists in the treatment of RA. Measuring MTXPGs allows rheumatologists to identify patients presenting with inadequate exposure to methotrexate, enabling them to optimize dosing and achieve therapeutic levels commensurate with adequate disease control.
Monitoring
AVISE® HCQ
AVISE® HCQ is a blood test designed to help rheumatologists objectively monitor levels of hydroxychloroquine (HCQ), in whole blood as they treat patients with SLE and other CTDs, including RA. HCQ is typically prescribed to patients to control SLE disease activity and prevent flares.
Monitoring
Test Reports
The AVISE® portfolio of testing products deliver meaningful insights to healthcare providers around the diagnosis, prognosis, and monitoring of CTDs. Our flagship product, AVISE® CTD, delivers a comprehensive assessment of CTDs via some of the most specific and sensitive biomarkers in the industry. This information is delivered within an easy-to-understand test report, typically provided to rheumatologists within five business days of specimen receipt. As shown below, AVISE® CTD displays a graphical representation of the AVISE® Lupus index results, along with an accompanying interpretation describing the likelihood of the presence of lupus. Subsequent pages contain results for other biomarkers spanning across a broad number of disease states, conveniently grouped to assist providers in making confident, accurate and timely treatment decisions. The AVISE® CTD test report facilitates discussion of results with patients due to its intuitive structure and content. A sample of the full AVISE® CTD report is shown below:

AVISE® CTD Report

AVISE® CTD

Comprehensive Connective Tissue Disease Assessment

Order ID	Specimen	Test Order	Patient	
739813	*Collected* 10/22/2024	*Created* 10/23/2024	*Gender* Female	**Sample, Susan S.**
Provider Exagen Provider MD	*Received* 10/23/2024	*Reported* 10/25/2024	*MRN* AB123450	*DOB* 01/01/1996

AVISE Lupus Result: **Positive - Index: 1.8**

Negative
Indeterminate
Positive
Tier 1 Positive
-5
-4
-3
-2
-1
0
1
2
3

INDEX INTERPRETATION: A Lupus Index score of 1.8 is associated with an increased likelihood of SLE. Positive results are driven by ANA (ELISA) positivity as well as classical complement activation, as indicated by the level of EC4d and/or BC4d. Results should be interpreted by a provider in conjunction with all available clinical findings.

Lupus Index Score Biomarkers	Value	Interpretation	Reference Range
Anti-dsDNA IgG (ELISA)	18.04 IU/mL	Negative	<201 - Negative I 201 - <302 - Equivocal I ≥302 - Positive
Confirmation by Crithidia luciliae (IFA)		N/A	
Anti-Smith IgG (ELFA)	<0.7 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
CB-CAP: EC4d - Erythrocyte-bound C4d (FC)	11 Net MFI	Negative	<15 - Negative I 15-75 - Positive I >75 - Strong Positive
+ CB-CAP: BC4d - B-lymphocyte-bound C4d (FC)	192 Net MFI	**POSITIVE**	<61 - Negative I 61-200 - Positive I >200 - Strong Positive
+ ANA IgG (ELISA)	22.93 Units	**POSITIVE**	<20 - Negative I 20-<60 - Positive I ≥60 - Strong Positive
Anti-SSB/La IgG (ELFA)	0.8 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
Anti-Scl-70 IgG (ELFA)	<0.6 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
Anti-Centromere Protein B (CENP) IgG (ELFA)	0.7 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
Anti-Jo-1 IgG (ELFA)	<0.3 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
Anti-CCP IgG (ELFA)	1.2 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive

T Cell Result: **Abnormal**

T Cell Biomarkers	Value	Interpretation	Reference Range
+ CB-CAP: TC4d (FC)	236 Net MFI	**POSITIVE**	<200 - Negative I ≥200 - Positive
+ T Cell autoantibody: TIgG (FC)	198 Net MFI	**POSITIVE**	<170 - Negative I ≥170 - Positive
+ T Cell autoantibody: TIgM (FC)	277 Net MFI	**POSITIVE**	<230 - Negative I ≥230 - Positive

ANA (Immunofluorescence)	Value	Interpretation	Reference Range
+ ANA by HEp-2 (IFA)	Titer: 1:320	**POSITIVE**	<1:80 - Negative I ≥1:80 - Positive
	Nuclear Pattern: Speckled		
	Cytoplasmic Pattern: Not Observed		

Comments:

- BC4d and TC4d are markers of classical complement activation. In the positive range, BC4d is present in 53% of SLE patients and in low percentages of patients with Sjogren's disease, myositis, systemic sclerosis, RA, APS, and vasculitis. In the positive range, TC4d is present in 59% of SLE patients and in low percentages of patients with Sjogren's disease, spondyloarthropathies, PsA, fibromyalgia, RA, and chronic localized pain.
- TIgG and TIgM autoantibody formation against T Cell antigens is common in SLE. In the positive range, TIgG is present in 32% of SLE patients and in low percentages of patients with Sjogren's disease, spondyloarthropathies, PsA, fibromyalgia, RA, and chronic localized pain. In the positive range, TIgM is present in 31% of SLE patients and in low percentages of patients with the previously mentioned diseases.

Signed by: Prashanti Reddy, MD **Date: 10/25/2024**

Results were obtained using Flow Cytometry for complement C4d fragment bound to erythrocytes (EC4d), B-lymphocytes (BC4d), T Cells (TC4d), T Cell-bound IgG (TIgG) and T Cell-bound IgM (TIgM) autoantibodies. Results were obtained by Enzyme Linked Immunosorbent Assay (ELISA) and Indirect Immunofluorescence Assay (IFA) for determination of Antinuclear Antibodies (ANA). Results were obtained by HEp2-ANA (by IFA) for the semi-quantitative determination of ANA. ANA by ELISA was used for the index calculation. In a study of 794 subjects comprising 304 SLE patients, 285 patients with other rheumatic diseases and 205 normal healthy controls, positivity for Tier 1 markers (anti-dsDNA by ELISA, confirmed with Crithidia by IFA, anti-Sm by Enzyme Linked Fluorescent Immunoassay (ELFA) or elevated EC4d and BC4d by Flow Cytometry yielded a sensitivity of 46% and a specificity of 97% for SLE vs. other autoimmune rheumatic diseases (ORD). Among the 164 SLE subjects negative in Tier 1, a positive index score composite of ANA (by ELISA), EC4d/BC4d and positivity for anti-CCP, SS-B/La, CENP, Jo-1 or Scl-70 (by ELFA) resulted in sensitivity of 62% for SLE and specificity of 89% for SLE vs. ORD. The overall two-tier algorithm result yielded 80% sensitivity for SLE and 86% specificity vs. ORD diseases (98% specificity for SLE vs. healthy individuals). RA33 autoantibodies are highly specific (>95%) for RA against healthy individuals. In a cohort of 161 diagnosed RA patients (60 seropositive and 101 seronegative based anti-CCP and RF), IgG, IgM, and IgA RA33 autoantibodies were collectively present in 32% of seropositive RA patients and 16% of seronegative RA patients.

SA 1684 (11/24 v4)
Page 1 of 3

Our Pipeline and Growth Opportunities
We regularly confer with national experts in the clinical management of rheumatic autoimmune diseases to help guide the organization’s leadership team on the design and execution of research projects, as well as weigh-in on known and anticipated advances in technologies affecting clinical management of rheumatic and other autoimmune diseases. We believe there is significant potential to capitalize on our proprietary technologies by integrating with commercially validated biomarkers to develop testing products with superior clinical utility, on our own or through collaboration with partners. We have prioritized the following pipeline opportunities:
PAD4 Biomarkers
Citrullination is a post-translation modification in which the amino acid arginine is converted to citrulline, altering protein structure and increasing the potential for autoimmunity. This process is central to the pathogenesis of RA, where an aberrant immune response against citrullinated proteins contributes to chronic inflammation and joint damage. Peptidyl arginine deiminase 4 (PAD4) is a key enzyme in this process, and autoantibodies targeting PAD4 (anti-PAD4 IgG and IgA) have been increasingly recognized for their potential clinical relevance in RA.
While anti-citrullinated protein antibodies (ACPA) and RF are the primary serologic markers for RA, a subset of patients classified as seronegative RA lack these conventional biomarkers, reflecting an unmet need for a test that captures the Seronegative RA Subgroup. Emerging evidence suggests that anti-PAD4 antibodies may serve as novel diagnostic biomarkers for RA, particularly in these unique seronegative cases.
Beyond the potential diagnostic utility, anti-PAD4 autoantibodies have been associated with more severe disease phenotypes, including greater joint erosion and extra-articular involvement, further underscoring their relevance in RA pathogenesis. Ongoing research aims to better define their role in early detection, disease activity stratification, and prognosis, particularly in distinguishing RA from other autoimmune and inflammatory arthritides.
SLE Disease Activity
We are leveraging clinical and laboratory data collected across multiple longitudinal SLE cohorts to identify a set of biomarkers that can inform an AI-developed algorithm aimed at guiding ongoing treatment decisions throughout the course of a lupus patient’s journey.
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
RA Disease Activity
We are leveraging our extensive biorepository containing clinically annotated serum collected from RA patients to screen for a host of protein antibody markers in an effort to develop an algorithmic solution that accurately predicts RA disease activity in a manner that outperforms conventional RA biomarkers.
RA is a chronic inflammatory disorder typically affecting multiple peripheral joints in a symmetrical pattern leading to progressive changes in bone and cartilage that causes pain, swelling, and eventually loss of joint function. RA is thought to affect 1% of the general population and is typically diagnosed in a person’s 40s and 50s. The management of RA involves routine follow up visits where physical signs and symptoms are evaluated and typically inflammatory biomarkers (C-reactive protein or erythrocyte sedimentation rate) are performed as a general indicator of inflammatory load. The conventional approach to inflammatory assessment is non-specific and therefore suffers from both a lack of sensitivity and specificity which limits their utility for gauging actively treatable inflammation or assessing treatment response. Accordingly, there is an unmet need for an objective surrogate of on-target RA disease activity that can be used to inform clinical decision-making in the form of treatment escalation or escalation based on risk of disease activity assessed at regular intervals.
Lupus Nephritis Biomarkers

We are leveraging our intellectual property licensed from Johns Hopkins University (JHU) to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from Lupus Nephritis (LN).
LN is an autoimmune disease and a frequent complication in people who have SLE. It causes the immune system to produce proteins called autoantibodies that attack the body's own tissues and organs, including the kidneys. If left untreated, LN can lead to significant health problems, permanent kidney damage and even death. Early diagnosis and treatment are key to managing LN and to preventing it from escalating. Although early onset of LN is not typically noticeable by patients, nearly 40% of SLE patients go on to develop LN.
Currently, urinary protein to creatine ratio measurement is the standard means of assessing kidney involvement. However, it is not necessarily indicative of kidney prognosis or treatment response. At the 2024 ACR annual meeting, data was presented by our academic collaborators at JHU demonstrating meaningful progress towards the development of a non-invasive urinary protein biomarker panel. In advance of the 2024 ACR annual meeting a provisional patent application was filed to patent methods of using a multitude of urinary protein biomarkers to predict LN treatment response at 12 months post-treatment, inflammatory kidney activity, kidney damage, and long-term kidney function.
Kidney Damage Biomarkers
The kidneys are affected in up to 40% of SLE patients. Nephritis is a major contributor to SLE morbidity and prevention and minimization of kidney damage is one of the most important goals of early anti-inflammatory therapy in these patients. Current methods for assessment of kidney involvement/damage are limited to serum creatinine, its derivative, estimated GRF (eGFR), measurement of the protein to creatinine ratio in urine (UPCR) and histologic examination of kidney biopsies. eGFR is insensitive for early-stage disease, UPCR lacks specificity and biopsies are regionally variable and highly invasive with attendant risks. We have developed a four-protein blood-based panel, which sensitively detects kidney damage in early LN and diabetic nephropathy which significantly outperforms creatinine and eGFR. A provisional patent application was filed in November 2024 for methods of detecting kidney damage using the blood-based panel. We expect to make this panel available through Pharma collaborations in early 2025 prior to releasing commercially through our clinical lab.
Sales and Marketing
We employ a specialized sales force focused on targeting the approximately 6,000 rheumatologists across the United States. Our sales representatives generally have extensive experience in healthcare sales with backgrounds in rheumatology, diagnostics and/or pharmaceutical sales. In addition, our sales representatives complete a comprehensive disease-level sales training program and are required to participate in regular, ongoing training activities and certifications. Our goal is for our sales representative to be viewed as a collaborative resource to the rheumatologists and their practice.
Our field-based sales force is organized into 40 territories within the following five regions: West, Central, Northeast, Southeast and Mid-Atlantic. We anticipate adding new territories during 2025, in a measured fashion. We also maintain an inside sales force that helps further our access to rheumatologists located in rural and outlying areas of the United States and works to increase our brand awareness with healthcare providers in these areas. We continually evaluate our sales force's reach and frequency of interactions with rheumatologists, including as we launch our pipeline products. Our specialized sales force and marketing activities are further augmented by our centralized, dedicated client services department. Our client services department uses its high level of technical training to enhance sales efficiency and customer satisfaction by providing personalized customer support.
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

We plan to leverage core channels for building awareness and adoption, including our participation with multiple patient advocacy organizations and medical societies, such as the ACR. We have also established strong relationships with multiple rheumatology care management organizations (Super Groups), which can be key in influencing favorable reimbursement. Our AVISE® MTX testing product has been included in the clinical guidelines for two of these groups. We believe our experience with advancing a testing product from initial development through clinical adoption differentiates us and uniquely positions us to replicate success with our other testing products. Beyond working with these Super Groups, we intend to continue to augment field selling activity with a balanced marketing mix, including print and digital advertising, direct marketing, continuing medical education programs and working with key opinion leaders to support peer-to-peer educational events.
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
We are actively engaged in efforts to achieve broad commercial coverage and reimbursement for our current and future products, including contracting with commercial payors. Achieving positive coverage reduces the need for appeals and reduces failures to collect from the patient’s insurance. Additionally, achieving in-network contracts with commercial payors can shorten the time required to receive payments. Our approach to commercial payment is centered on working toward inclusion in clinical guidelines and individual payor medical policies. We seek to accomplish this through continued evidence development and publication, medical director engagement and individual claim-based appeal efforts, detailed as follows:
▪Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe inclusion in leading clinical guidelines plays a critical role in payors’ coverage decisions. In order to change clinical guidelines, tests must carry a high level of published evidence demonstrating analytical validity, clinical validity, clinical utility and cost-effectiveness. When studies with such evidence are published in peer-reviewed journals and demonstrate performance superior to standard of care testing, the authors of clinical guidelines may assess the level of evidence and determine whether modifying existing guidelines to include new technology is warranted.
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
While we have contracts for reimbursement with a limited number of commercial payors, we are actively pursuing favorable medical policies and additional commercial payor contracts. When we contract to serve as a participating provider, reimbursements are made pursuant to a percentage of our charges or a negotiated fee schedule amount. For in-network and out-of-network claims for which we are not reimbursed in full (or receive a claim denial), we may elect to appeal the insurer’s underpayment (or denial of payment) or seek payment from the patient.
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
We further demonstrated the clinical validity of AVISE® Lupus for detection of probable SLE (pSLE) in a 246 subject, multi-center, prospective, cross-sectional study, first published in the Arthritis & Rheumatology Journal in September 2019. The objective of this study was to evaluate the frequency of AVISE® Lupus and CB-CAPs as a marker of complement activation in patients with pSLE and the usefulness of the AVISE® Lupus platform as a predictor of the evolution of pSLE into classified SLE by the ACR criteria. Of the 92 pSLE patients, more pSLE were positive for CB-CAPs (28%) or AVISE® Lupus (40%) than for low complement (9%) at the enrollment visit (p=0.0001, for each) and an AVISE® Lupus index score >0.08 prospectively associated with the development from pSLE to SLE by ACR classification criteria within 18 months (hazard ratio = 3.11, p<0.01).
With the addition of the novel T-Cell SLE biomarker panel to our AVISE® CTD panel, we demonstrated the clinical validity of T Cell-bound autoantibodies (TIgG and TIgM) and C4d-bound CD3+ T Cells (TC4d) in a multi-center clinical validation study of 400 clinically characterized patients. The study aimed to evaluate the panel’s performance in differentiating SLE from non-SLE autoimmune rheumatic diseases (ARDs) and healthy individuals. At 94–95% clinical specificity for SLE vs. healthy individuals, the sensitivity (95% CI) for SLE was 58.1% (48.1–67.7%) for TC4d, 31.4% (22.7–41.2%) for TIgG, and 29.5% (21.0–39.2%) for TIgM. Notably, the T Cell biomarkers identified 19% of diagnosed SLE patients who were negative for all conventional SLE biomarkers and our CB-CAPs (EC4d and BC4d). Compared to conventional SLE biomarkers (anti-dsDNA, anti-Smith, and serum complement proteins C3 & C4), the novel T Cell biomarkers demonstrated significantly greater sensitivity for SLE (64% vs. 41%; p < 0.001, g = 0.6), with an associated odds ratio of 3.7 (95% CI: 4.9–98.8). These findings support the added clinical value of T Cell biomarkers in enhancing the sensitivity of the AVISE® CTD panel for SLE.
The addition of anti-RA33 autoantibodies to the AVISE® CTD panel was supported by clinical validation data demonstrating their added sensitivity in seronegative rheumatoid arthritis (RA)—patients clinically diagnosed with RA but testing negative for anti-CCP and Rheumatoid Factor (IgA/IgM). A study involving 651 clinically characterized subjects (290 RA patients, 261 ARD controls, and 100 healthy subjects) with diagnostic cutoffs established at 98% specificity for RA vs. healthy individuals and 95% specificity vs. ARDs, resulted in sensitivities for anti-RA33 IgA, IgG, and IgM of 6.0%, 6.2%, and 17.7%, respectively. Notably, 12% (13/109) of seronegative RA patients were positive for at least one anti-RA33 isotype, demonstrating their additive clinical value.
In an internal validation study of 377 clinically characterized subjects (101 seronegative RA, 60 seropositive RA, 143 ARDs, and 73 healthy controls), we established cutoffs at 95%, 96%, and 99% specificity for IgA, IgM, and IgG, respectively. The combined sensitivity in seronegative RA was 16%, with specificity exceeding 90% for RA vs. ARD controls, except for IgG in RA vs. SLE (85%) and IgA/IgM in RA vs. psoriatic arthritis (86%). Collectively, these findings support the inclusion of anti-RA33 autoantibodies in the RA sub-panel of the AVISE® CTD comprehensive report.
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
In early 2018, we initiated CARE for Lupus, a prospective, randomized, multi-site study to assess the performance of AVISE® Lupus versus standard diagnostic laboratory tests (SDLT). A total of 145 patients were enrolled across 32 sites between July 2017 and December 2018, with 73 patients enrolled in the SDLT group and 72 patients in the AVISE® Lupus group. The CARE study was published in September 2019 in Lupus Science & Medicine. Results among patients who tested positive for AVISE® Lupus (n=9) showed 44% in the AVISE® Lupus group had a higher likelihood of SLE, compared with 9% in the SDLT group (p=0.127). Among patients who tested negative for AVISE® Lupus (n=63), 60% in the AVISE® Lupus group had a lower likelihood of SLE, compared with 37% in the SDLT group (p=0.012). In the group of patients randomized to the AVISE® Lupus group, positive test results associated significantly with initiation of prednisone (p=0.03) and a similar trend was observed with HCQ therapy (p=0.11). Finally, in the group of patients randomized to the AVISE® Lupus group, a positive test result associated with an increase in patient-reported outcomes measuring health-related quality of life using five-level EQ-5D (EQ5D-5L index score) from enrollment to visit two (p=0.028), and greater improvements were detectable when compared to the group of patients positive for AVISE® Lupus and randomized to the SDLT arm (p=0.049).

In July 2021, a real-world retrospective analysis of patients tested with the AVISE® Lupus test was published in the journal Lupus Science & Medicine, titled "A multianalyte assay panel with cell-bound complement activation products demonstrates clinical utility in systemic lupus erythematosus clinical utility study summary." A cohort of 161 AVISE® Lupus tested patients from 12 rheumatology centers across the United States provided clinical outcome data on diagnosis and treatment decisions following AVISE® Lupus testing. The study findings revealed a seven to 15-fold increased risk of Lupus diagnosis in AVISE® Lupus Positive and anti-dsDNA negative patients relative to patients negative for both tests. In addition, AVISE® Lupus positive and anti-dsDNA negative patients were at three to four-fold increased odds, relative to patients testing negative for both tests, of starting a new HCQ (cornerstone therapy for Lupus) prescription following AVISE® Lupus testing. Collectively, the study results affirm earlier study findings demonstrating the superior clinical utility and actionability of AVISE® Lupus vs. standard diagnostic testing for the differential diagnosis of Lupus.
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
Laboratory Operations
We perform all of our AVISE® tests in our approximately 13,000 square-foot laboratory located in Vista, California. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by California and all states requiring out-of-state licensure, including the NYSDOH. Our clinical laboratory typically reports AVISE® testing results within five business days.
We believe that our existing laboratory facility is adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.
Quality Assurance
Our quality assurance function oversees the quality of our laboratory operations. We have established oversight for systems implementation and maintenance procedures, document control processes, supplier qualification, preventive and/or corrective actions and employee training processes that we believe achieve excellence in operations. We continuously monitor and improve our processes and procedures and believe this high-quality service leads to customer satisfaction and retention.
Competition
The traditional methods used by healthcare providers to test patients with CTD-like symptoms are the main competitors of our AVISE® testing products. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA, and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as ARUP Laboratories, Inc.; Laboratory Corporation of America Holdings; the Mayo Clinic; and Quest Diagnostics Incorporated, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Aqtual, Inc. Other potential competitors include companies that might develop diagnostic, disease or drug monitoring products, such as AMPEL BioSolutions, LLC; DxTerity Diagnostics, Inc.; Genalyte Inc.; Immunovia AB; Oncimmune Holdings plc; and Progentec Diagnostics Inc. In the future, we may also face competition from companies developing new products or technologies.
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
Human Capital
As of December 31, 2024, we had a total of 209 employees: 203 full-time employees and 6 part-time employees. This includes 57 in laboratory operations, 13 in research and development, 59 in sales and marketing and 74 in general and administrative functions. All of our employees are located in the United States, none of which are represented by a labor union or covered by a collective bargaining agreement. We consider relations with our employees to be good.
We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, retaining and expanding our workforce, as needed, to support our current pipeline and future business goals. By focusing on employee retention and engagement, we improve our ability to support our business operations and protect the long-term interests of our securityholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and efforts to ensure our employees' voices are heard.
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
We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. The patent families comprising our patent portfolio are primarily focused on our AVISE® testing products for the diagnosis, prognosis and monitoring of autoimmune and autoimmune-related diseases. We intend to leverage the intellectual property surrounding our AVISE® testing products as an important component of our business strategy.
Patent Protection for our AVISE® Testing Products
Our portfolio of patents and patent applications related to our AVISE® testing products generally relates to three aspects: the AVISE® Lupus platform, the AVISE® CTD platform and the AVISE® MTX test. As of February 21, 2025, our portfolio primarily consisted of the following:
AVISE® Lupus Platform
We own five issued U.S. patents (US 10,132,813, US 11,360,099, US 11,531,033, US 11,761,965, and US 11,885,812), three U.S. nonprovisional patent applications, and six foreign patents that relate to our AVISE® Lupus platform. The foreign patents have issued in Europe (EP2972365), China (CN105229470), and Japan (JP6453299). These patents cover the AVISE® Lupus algorithm. The patents expire between 2032 and 2034.
TC4d, TIgG and TIgM Biomarkers
We licensed one issued patent (US 9,709,564) that relates to our AVISE® CTD product. A foreign patent application has been filed in Brazil (BR112017002575 2). These patents cover a method of specifically diagnosing SLE through the combined use of a CB-CAP bound to a t-cell along with t-cell autoantibodies. The U.S. patent expires in 2035.
MTX Exposure Assessment Products and Services
We own two patents that relate to our AVISE® MTX product and methods for monitoring methotrexate therapy using red blood cell MTXPG exposure assessments. These patents include U.S. Patent Nos. 7,582,282 and 7,695,908, which are expected to expire in 2026 and 2027, respectively.
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

License Agreements
Amended and Restated Exclusive License Agreement with the University of Pittsburgh
In August 2011, we entered into an amended and restated exclusive license agreement (the UPitt License Agreement) with the University of Pittsburgh (UPitt), through which we obtained an exclusive license to UPitt’s patent rights in certain inventions (the UPitt Patent Rights) related to the use of CB-CAPs technology in the diagnosis, prognosis and monitoring of diseases, including certain patents related to our AVISE® testing products.
Under the agreement, we were required to pay UPitt a low single-digit royalty on net sales of products or services that utilized the UPitt Patent Rights sold by us or our affiliates, subject to minimum annual royalty payments and other adjustment in certain circumstances. The UPitt License Agreement terminated on March 23, 2024, which was the date of the expiration of the last licensed patent covering the applicable licensed product or service, and our royalty obligations for cash collections related to each licensed product or service ended on such date.
Amended and Restated Exclusive License Agreement with Allegheny Health Network Research Institute
In May 2021, we entered into an exclusive license agreement with AHN, as amended in January 2025, under which we obtained an exclusive, worldwide license to AHN's patent rights in certain inventions (the AHN Patent Rights) related to diagnostics for autoimmune rheumatic diseases.
Under the agreement, we are permitted to make, use and sell products and services utilizing the AHN Patent Rights and to sublicense such rights; provided, however, that any such sublicenses may only be granted with AHN's consent. AHN retained the right to practice under the AHN Patent Rights and to use such rights for teaching, research, education, public service, clinical and other research-related purposes. In addition, the agreement is subject to the rights of the U.S. government with respect to the AHN Patent Rights, including under a funding agreement between AHN and the U.S. government and under the Bayh-Dole Act of 1980 (Bayh-Dole Act) (35 U.S.C. §200, et seq.). Pursuant to the Bayh-Dole Act, the U.S. government may acquire a nonexclusive, nontransferable, paid-up license to practice or have practiced for or on behalf of the U.S. government the inventions described in the AHN Patent Rights throughout the world.
In consideration for the rights granted to us under the agreement, we paid an initial license fee to AHN to cover past patent expenses and agreed to pay future direct patent costs related to AHN Patent Rights. We were also required to pay AHN a low single-digit royalty on net sales of products utilizing the AHN Patent Rights through the first quarter of 2024 sold by us or our affiliates, subject to adjustment in certain circumstances. Beginning in the second quarter of 2024, we are required to pay AHN an increased low single-digit royalty or a flat annual minimum royalty amount, which royalty obligations continue for each licensed product on a country-by-country basis until the expiration of the last licensed patent covering the applicable licensed product in such country, pending approvals and commercialization, or the earlier termination of the agreement (excluding payment obligations accruing prior to such termination).
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
In January 2025, we amended the amended and restated exclusive license agreement with AHN to include additional terms regarding the sale by us of certain combination products under the AHN Patent Rights. Under the amendment, we are required to pay AHN a nominal royalty on net sales of combination products utilizing the T-Cell Biomarkers under the AHN Patent Rights.
Exclusive License Agreement Johns Hopkins University
In November 2023, we entered into an exclusive license agreement with JHU, under which we obtained an exclusive, worldwide license to JHU’s patent rights in certain inventions (the JHU Patent Rights) related to methods of using urinary protein biomarkers as a means of risk stratifying lupus nephritis patients and predicting treatment response.
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
The agreement requires that we diligently develop and commercialize products that are covered by the JHU Patent Rights, and we have agreed to meet certain development and commercial milestones. JHU may terminate the agreement if we fail to develop, commercialize and sell the licensed products. Additionally, JHU may terminate the agreement for cause upon 60-day written notice in the event of our nonperformance of any of our material obligations under the agreement if such nonperformance remains uncured for a certain period of time following our receipt of written notice of such nonperformance or in the event of insolvency. JHU may terminate the agreement immediately upon written notice to Exagen in the event of a material breach that is incapable of cure. Absent early termination, the agreement will continue for the longer of (i) expiration of the last to expire patent included in the license agreement, (ii) 10 years after the first commercial sale of any licensed product utilizing the JHU Patent Rights, or (iii) if no patents issue, 20 years from the effective date of the agreement (November 8, 2023). We may terminate the agreement upon 90 days’ advance written notice to JHU.
Exclusive License Agreement and Collaboration Agreement with Queen Mary University of London
In November 2021, we entered into an exclusive license agreement with Queen Mary University of London (QMUL), under which we obtained an exclusive license to QMUL's patent-pending inventions (the QMUL Patent Rights), related to diagnosis and/or development of diagnostic or companion diagnostics for RA. We terminated this agreement with QMUL in September 2024.
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
Federal Oversight of Laboratory Developed Tests and Certain Devices
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We perform our tests like AVISE® CTD, AVISE® SLE Prognostic and AVISE® MTX assays in our Vista, California clinical laboratory, and although the performance of such tests is primarily regulated under CLIA, as administered by CMS, as well as by applicable state laws, as described above, the FDA has in recently promulgated regulations asserted its authority over the safety and efficacy of such laboratory developed tests (LDTs), including through pre-market review, and the controls necessary to maintain assay quality.
The U.S. Food and Drug Administration (FDA) regulates any diagnostic tests that meet the definition of a medical device, except under specific, narrow circumstances. The Federal Food, Drug and Cosmetic Act (FDCA) defines a medical device as "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes." By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an in vitro diagnostic test (IVD) as "reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae." Therefore, the FDA generally considers diagnostic testing products like ours to be IVDs subject to the agency's regulatory requirements.
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
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or "off-label" uses; and the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. The FDA has broad post-market and regulatory and enforcement powers, including facility inspections and market surveillance. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.
Although the FDA had historically statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable device regulations with respect to LDTs, which are IVDs that are designed, manufactured and used within a single high-complexity CLIA-certified laboratory. We believe that all of our AVISE® test products are LDTs, as are our near-term pipeline candidate tests. However, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests; the final rule became effective on July 5, 2024. The LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risk tests are expected to be in compliance at the 4-year mark, although FDA has stated it will continue to exercise enforcement discretion with respect to tests that are the subject of pre-market submissions that are pending review. The FDA’s final rule and proposed phase-out process is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by healthcare providers. We have begun the process of evaluating the final rule’s potential impact on our AVISE® test products, our operations, and our business more generally.
Publication of the LDT final rule prompted the American Clinical Laboratory Association (ACLA) and one of its members, on May 29, 2024, as well as the Association for Molecular Pathology (AMP) and one of its members, on August 19, 2024, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints allege that the agency does not have authority to promulgate the LDT final rule and seek to vacate the FDA’s action; the two cases were subsequently consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case and the outcome is uncertain. The ongoing litigation could potentially affect the FDA’s plans to implement these new LDT requirements, making the implementation timeline somewhat uncertain although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls. Following the transition to the new Trump administration, it is unclear whether the Executive Branch of the U.S. government will continue to defend the FDA’s rulemaking action in the consolidated litigation in Texas or if it will take steps to rescind or modify the LDT final rule. Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward. The outcome of the November 2024 elections on the composition of the 2025-2026 Congress, with both the Senate and House transitions to Republican control, also creates uncertainties for the diagnostic industry.
Even though we presently commercialize our tests as LDTs, the FDA may disagree that our marketed tests are within the scope of its current enforcement discretion criteria for LDTs, our tests may in the future become subject to more onerous regulation by the FDA. If and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or to our tests in particular, whether as a result of new legislative authority or under the May 2024 LDT final rule, depending upon the risk classification of each individual test, we may be required to obtain premarket clearance for our diagnostic assays under Section 510(k) of the FDCA or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our tests and testing services pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.
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
If the investigational device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an investigational device exemption application (IDE) to the FDA. The exemption must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a patient. An IDE must be supported by appropriate non-clinical data, such as animal and laboratory test results, showing that the device has a safety profile appropriate for human testing and that the trial protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA expressly approves or denies the application in writing or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the trial, the FDA may permit a clinical trial to proceed under a conditional approval or the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. If the device presents a non-significant risk to the patient according to criteria established by FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial that will be used to demonstrate the safety and effectiveness of a medical device marketing authorization submission to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device pivotal clinical trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.
Advertising of Laboratory Services or LDTs
Advertising for laboratory services and diagnostic testing products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, whether or not such services are regulated by the FDA as Class I or Class II devices or not directly subject to enforcement discretion with respect to the FDA’s device requirements as LDTs. Under the Federal Trade Commission Act (the FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.
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
In addition to statutory exceptions to the Anti-Kickback Statute, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor or exception, it is deemed to comply with the Anti-Kickback Statute, and the parties are immune from prosecution. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection.
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
As noted, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments, co-insurance and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be held liable under the CMP Law. Moreover, in certain cases, providers who routinely waive amounts owed by federal healthcare program beneficiaries can also be held liable under the Anti-Kickback Statute and the federal False Claims Act. One of the exceptions to the prohibition under the CMP Law covers non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts, and the Anti-Kickback Statute has a safe harbor. The HHS OIG has emphasized in guidance documents that this exception should only be used on a case-by-case basis to address the financial needs of each particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payors.
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
The Physician Payments Sunshine Act imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other advanced non-physician healthcare practitioners (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own in vitro diagnostic tests solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain marketing authorizations for our diagnostic tests as medical devices (whether because the agency determines that one or more of such tests do not fall within the scope of the agency’s existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is ongoing between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business. Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.
We are also subject to applicable state restrictions on laboratory billing. These laws vary from state to state but generally are intended to prevent a provider who ordered but did not perform the service from billing for that service at a markup. For example, California has an anti-markup statute with which we must comply, which prohibits a provider from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory that performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under California’s Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup and other client billing restrictions with which we must comply. Many states also have "direct-bill" laws, that require the party that performed the service to bill for the service, with certain exceptions.
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
International Regulations
If we market our testing products outside of the United States, we may be subject to foreign regulatory requirements governing human clinical testing, prohibitions on the import of tissue necessary for us to perform our testing products or restrictions on the export of tissue imposed by countries outside of the United States or the import of tissue into the United States, and marketing approval. These requirements vary by jurisdiction, differ from those in the United States and may in some cases require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. Additionally, many countries in which we may offer any of our testing products in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program.
Privacy and Security Laws
U.S. Data Privacy and Security Laws
The Administrative Simplification provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) the U.S. Department of HHS has issued regulations that established comprehensive federal standards for the privacy and security of health information. HITECH, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance, and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically (collectively, Covered Entities), as well as individuals or entities that perform services for them involving the use, or disclosure of, individually identifiable health information or "protected health information" (PHI) under HIPAA (Business Associates). HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.
The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures to maintain the security of PHI. Also, federal agencies are increasing their focus on the importance of cybersecurity in protecting health information. For example, HHS outlined its cybersecurity strategy for the health care sector on December 6, 2023, which builds on a national strategy published by the White House on March 1, 2023, and on February 16, 2024, the HHS Office for Civil Rights (OCR) and the National Institute of Standards and Technology (NIST) announced the publication of a cybersecurity resource guide for implementing HIPAA.
The HIPAA privacy regulations address the privacy of PHI by limiting the use and release of such information. They also set forth certain rights that an individual has with respect to an individual’s PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, request an accounting of disclosures of PHI, and to request restrictions on the use or disclosure of PHI. The HIPAA breach notification regulations impose certain reporting requirements on Covered Entities and their Business Associates in the event of a breach of PHI.
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
Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including downstream business associates, as determined according to the federal common law of agency. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and include civil monetary penalties of up to approximately $2.1 million per violation of the same requirement per calendar year (as of August 8, 2024, subject to annual inflation adjustments). A single breach incident can violate multiple requirements, resulting in potential penalties in excess of $2.1 million. Additionally, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. These criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain, or malicious harm. Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.
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
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.
The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI. Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act (CMIA) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information.
In addition to the CMIA, California adopted the California Consumer Privacy Act of 2018 (CCPA), which went into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain categories of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, strengthening the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. Various states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted their own omnibus consumer privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.
Numerous other federal and state laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. For example, Washington state recently enacted the “My Health My Data” Act which regulates a broad category called “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Notably, the “My Health My Data” Act contains a private right of action, which is expected to increase litigation. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. Congress has also been considering similar federal legislation relating to data privacy and data protection.
Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and requirements for protecting test results. The interplay of federal and state laws regulating genetic information may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on genetic privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux. For example, increasing concerns about health information privacy have recently prompted the federal government to issue guidance, taking a newly expansive view of the scope of the laws and regulations that they enforce. The applicability and requirements of these laws and penalties for violations vary widely. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and damages and could have a material adverse effect on our business.
Also, more than thirty states regulate artificial intelligence (AI) or are considering proposed legislation that would regulate AI. Generally, such regulations aim to protect individuals such as consumers, employees, and/or job applicants from bias, discrimination, and invasion of privacy and to promote transparency with respect to use of AI by companies.
Information Blocking Rules
The Office of the National Coordinator for Health Information Technology (ONC) coordinates the ongoing development of standards to enable interoperable health information technology infrastructure nationwide in the healthcare sector. In May 2020, ONC released the final Information Blocking Rule to implement the interoperability and patient access provisions of the 21st Century Cures Act, which took effect in 2021. We need to continually review our practices for conduct that could be considered as likely to interfere with access, exchange or use of electronic health information, as those practices are prohibited by the Information Blocking Rule, unless one of the exceptions outlined in the Information Blocking Rule applies. Among other things, the Information Blocking Rule requires us to provide patients with on-demand access to laboratory test results. These requirements can be inconsistent with our obligations as a laboratory under state law and/or medical or ethical standards. It is currently unclear how the ONC will approach delays in providing patient access in these situations. Healthcare providers including laboratories will be subject "disincentives" for violations of the Information Blocking Rule. HHS and ONC released a final rule establishing disincentives for health care providers that have committed information blocking on June 24, 2024, potentially affecting certain providers’ eligibility in the Medicare Promoting Interoperability Program and Medicare Shared Savings Program. HHS indicated it may establish additional health care provider disincentives in future rulemaking.
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
Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and the United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU invalidated the Privacy Shield when it decided the case Maximilian Schrems vs. Facebook (Case C-311-18), known as “Schrems II.” However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction, and uncertainty surrounding the continuing independence of the redress mechanism in the United States could lead the EU to revisit or withdraw its adequacy decision. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR with the U.K. GDPR sits alongside the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. Under the U.K. GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the U.K. GDPR—the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom.
Billing and Government Reimbursement for Clinical Laboratory Services
Medicare
Medicare coverage is limited to items and services within the scope of a Medicare benefit category that are reasonable and necessary for the diagnosis or treatment of an illness or injury. With respect to Medicare coverage, Palmetto GBA, the Medicare Administrative Contractor (MAC) responsible for administering Medicare’s molecular diagnostic services program (MolDX Program), issued a Local Coverage Determination (LCD) that provides coverage for our AVISE® MTX test. The MAC responsible for administering Medicare claims submitted by our laboratory, Noridian Healthcare Solutions (Noridian), has adopted Palmetto’s positive coverage policy, along with a related local coverage article that identifies a unique billing identifier for this test.
Under Medicare, payment for our laboratory tests is generally made under the Clinical Laboratory Fee Schedule (CLFS) with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act (PAMA), which substantially changed the way in which Medicare sets the payment amounts for clinical laboratory services. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule (PFS) are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for "advanced diagnostic laboratory tests" (ADLTs)), private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. As required under PAMA, CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates for the tests.

On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests (CDLTs) are based upon these reported private payor rates. For CDLTs assigned a new or substantially revised Current Procedural Terminology (CPT), because there is no comparable existing CDLT, CMS will set the initial payment rates using the gap-fill methodology, as under prior law. Initial payment rates for new ADLTs will be based on the actual list charge. Any reductions to payment rates resulting from the new methodology are limited to up to 10% per test per year in each of the years 2018 through 2020. As noted below, federal law has delayed implementation of further reductions until 2025, at which time the reduction cap will rise to 15% per test per year. PAMA did not impact Medicare reimbursement for AVISE® CTD in 2024 compared to levels experienced in 2023. Additionally, we do not expect PAMA and changes to the PFS will not have a significant impact to Medicare reimbursement for AVISE® CTD in 2025 compared to levels experienced in 2024.
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS or CDLTs that are not ADLTs. Most recently, on September 26, 2024, Section 221 of the Continuing Appropriations and Extensions Act, 2025, was passed, and it delayed data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period for CDLTs that are not ADLTs will be January 1, 2026 through March 31, 2026, and will be based on the original data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).
The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0% reduction limit was applied for calendar years (CYs) 2021 through 2024, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act, 2025, further applied a 0.0% reduction limit for CY 2025. Consequently, payment may not be reduced by more than 15% per year for CYs 2026 through 2028 as compared to the payment amounts established for a test the prior year.
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
Information About Our Directors and Executive Officers
The following persons currently serve as the directors and executive officers of Exagen:

Directors and Executive Officers	Position
Executive Officers
John Aballi	President, Chief Executive Officer and Director
Jeffrey G. Black	Chief Financial Officer and Corporate Secretary
Tina Nova, Ph.D.	Executive Chairman of the Board of Directors

Directors
Ana Hooker	Senior Vice President, Chief Laboratory Officer, Exact Sciences Corporation
Scott Kahn, Ph.D.	Director, Rady Children's Institute for Genomic Medicine
Paul Kim	Chief Financial Officer, Fulgent Genetics, Inc.
Bruce Robertson, Ph.D.	Managing Director, H.I.G Capital, LLC
Frank Stokes	Chief Financial Officer, Castle Biosciences, Inc.
Environmental, Social and Governance Matters
In 2022, we created our Environmental, Social and Governance Committee (ESG Committee) with the purpose, duties and responsibility of reviewing and recommending our programs, policies and practices relating to ESG issues. The ESG Committee meets formally at least annually and plans to make recommendations to our President and Chief Executive Officer to be presented to the audit committee of our board of directors (the Audit Committee) when warranted. For more information regarding our ESG initiatives, please refer to www.exagen.com/investors.
Suppliers
We rely on sole suppliers for the critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our AVISE® testing products. We also purchase components used in our AVISE® testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2024 and 2023 and our total assets as of December 31, 2024 and 2023, is included in our Financial Statements in Item 8 of this Annual Report.
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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website and on the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report, including our financial statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in this Item 1A:
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide. We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability. Our estimates regarding profitability and the time in which we may achieve profitability may ultimately be incorrect;
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
•We rely on sole suppliers for some of the reagents, equipment and other materials used in our testing products, and a sole third-party fulfillment center used to supply healthcare providers with our testing products, and we may not be able to fund replacements or transition to alternative suppliers or fulfillment centers;
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
•The FDA may disagree with our assessment that our AVISE® test products and any other tests we may develop are LDTs eligible for enforcement discretion and determine that such test products are fully subject to active compliance enforcement under the FDCA and FDA regulations;
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
We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $15.1 million and $23.7 million, respectively, and we expect to incur additional losses in 2025 and in future periods. As of December 31, 2024, we had an accumulated deficit of $294.3 million. We also expect to continue to devote substantial resources to increase adoption of, and reimbursement for, our testing products and to develop future testing products. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products and to develop future testing products. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline and materially and adversely affect our prospects and business.
If third-party payors do not provide coverage and adequate reimbursement for our testing products, or they breach, rescind or modify their contracts or reimbursement policies or delay payments for our testing products, or if we or our partners are unable to successfully negotiate payor contracts, our commercial success could be materially compromised.
Successful commercialization, or continued commercialization, of our testing products depends, in large part, on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as Medicare and Medicaid and commercial payors. For the testing products that we develop and commercialize, each third-party payor decides whether to cover the product, the amount it will reimburse for a covered product and the specific conditions for reimbursement.
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
If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our tests, they may not provide coverage, or may provide limited coverage, which may materially and adversely affect our revenue and our ability to succeed. In addition, clinicians may be less likely to order a test unless third-party payors pay a substantial portion of the test price. Therefore, coverage determinations and reimbursement levels and conditions are critical to commercial success, and if we are not able to secure positive coverage determinations and reimbursement levels, our business may be materially adversely affected.
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
Effective April 25, 2012, Palmetto GBA, the Medicare MolDx Program, assigned the AVISE® MTX assay a unique identifier and determined that the test meets the applicable Medicare coverage criteria to support dose optimization and therapeutic decision making for patients diagnosed with RA on methotrexate. Our current Medicare Administrative Contractor, Noridian, has adopted this coverage policy. In addition, and effective April 1, 2022, CMS agreed to recognize a new PLA code for our protein-based test, AVISE® Lupus. Noridian priced this PLA code at $1,085 per test. To determine pricing beyond 2022, CMS recommended crosswalking AVISE® Lupus (0312U) to Vectra (81490) at a rate of $840.65 per test. This pricing was finalized on the 2023 CLFS and is effective from January 1, 2023 through December 31, 2025. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor. So, in an effort to improve transparency regarding Medicare support of AVISE® Lupus, we submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code. On September 27, 2022, we received notice that Noridian has deemed our application for an LCD to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete. We have faced and may again face or continue to face challenges relating to commercial payor claim processing and revenue with our tests.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. The estimated time in which we may achieve positive Adjusted EBITDA and profitability and fluctuations in our operating results may vary from period to period due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:
•our ability to successfully market and sell our AVISE® testing products;
•our ability to increase the average selling price for our AVISE® testing products;
•our ability to successfully commercialize new testing products and to do so in the timelines in which we expect, including the January 2025 launch of AVISE® CTD incorporating our new T-Cell Biomarkers and RA Sub-Profile Biomarkers;
•the extent to which the T-Cell Biomarkers and RA Sub-Profile Biomarkers are reimbursed by third-party payors;
•the extent to which our current testing and future testing products, if any, are eligible for coverage and reimbursement from third-party payors;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our testing products, which may change from time to time
•the cost of supplies, equipment and materials used for our testing products and laboratory operations, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers;
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results and could cause our estimates regarding positive Adjusted EBITDA profitability to ultimately be incorrect. For instance during 2024, our quarterly operating results varied due, in part, to our efforts regarding revenue cycle management. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue, Adjusted EBITDA, profitability estimates or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, this could have a material adverse effect on our business, financial condition and results of operations and/or cause the market price of our common stock to decline.
In the near-term, we expect that our financial results will depend primarily on sales of our testing products, and we will need to generate sufficient revenue from these testing products to grow our business.
A significant majority of our historical revenue has been derived from the sale of our AVISE® CTD testing product, which we commercially launched in 2012. In the near term, we expect to continue to derive a majority of our revenue from sales of AVISE® CTD. We are in various stages of commercialization and research and development with respect to other testing products that we may offer, but there can be no assurance that we will be able to successfully develop or commercialize these testing products.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political instability, acts of war, including the current conflicts in Ukraine and the Middle East, and other natural or manmade disasters (which may be exacerbated due to climate change) or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our testing products. Our ability to obtain clinical supplies of our testing products could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Vista, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and/or hire additional accounting and finance staff as we grow. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Our management has previously identified material weaknesses in our internal controls that we believe have been remediated, however we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
We may experience limits on our revenue if healthcare providers decide not to order our testing products or if we are otherwise unable to create or maintain demand for our testing products.
If we are unable to create or maintain demand for our testing products in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate healthcare providers about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. For example, in the fourth quarter of 2024, we were featured in five scientific presentations at the 2024 ACR annual meeting. We will also need to generate demand for our testing products through one-on-one education by our sales force. We also plan to focus on educating patients about the benefits of these testing products, which we believe will be necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payors may limit adoption by healthcare providers, as well as third-party payors exerting pressure on healthcare providers to order in-network testing products which could adversely affect our revenue.
Healthcare providers may rely on guidelines issued by industry groups regarding the diagnosis, prognosis, treatment and monitoring of autoimmune and autoimmune-related diseases, and the monitoring of the effectiveness of therapeutic drugs used to treat such diseases before utilizing any diagnostic test or monitoring solution.
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
We rely on a third-party as our sole fulfillment center in Georgia to supply healthcare providers with our testing products. Our sole fulfillment center could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, flooding, pandemics or other disease outbreaks and power outages, which may render it difficult or impossible for us to supply healthcare providers with our testing products for some period of time. The inability to supply healthcare providers with our testing products or the backlog of tests that could develop if our sole fulfillment center is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or business relationships, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our sole fulfillment center could be costly and time-consuming to repair or replace. If our sole fulfillment center is destroyed or otherwise rendered inoperable, we may have difficulty replacing this fulfillment center and there can be no assurance we could do so in a timely manner, on terms favorable to us or at all.
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
In 2024, Noridian posted the calendar year 2025 Medicare Physician Fee Schedule (MPFS), and CLFS, which establishes the reimbursement rates to be paid by Medicare for our jurisdiction for services performed on or after January 1, 2025. PAMA and changes to the MPFS and CLFS are not expected to have a significant impact to Medicare reimbursement for AVISE® CTD in 2025 compared to levels experienced in 2024. Revenue from Medicare comprised 25% and 34% of our revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from the sale of our AVISE® CTD test comprised 91% and 88% of our revenue for the years ended December 31, 2024 and 2023, respectively.
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
Our principal competition for our testing products is traditional methods used by healthcare providers to test patients with CTD-like symptoms. Such traditional methods include testing for a broad range of diagnostic, immunology and chemistry biomarkers, such as ANA and anti-dsDNA and serum complement biomarkers, such as C3 and C4. We also face competition from commercial laboratories, such as ARUP Laboratories, Inc.; Laboratory Corporation of America Holdings; the Mayo Clinic; and Quest Diagnostics Incorporated, all of which have existing infrastructures to support the commercialization of diagnostic services. Large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering autoimmune and autoimmune-related disease testing services. Additionally, we compete against regional clinical laboratories providing testing in the autoimmune and autoimmune-related disease field, including Aqtual, Inc. Other potential competitors include companies that might develop diagnostic or disease or drug monitoring products, such as AMPEL BioSolutions, LLC; DxTerity Diagnostics Inc.; Genalyte Inc.; Immunovia AB; Oncimmune Holdings plc; and Progentec Diagnostics Inc. In the future, we may also face competition from companies developing new products or technologies.
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
To finance any acquisitions or investments, we may choose to issue shares of our stock, or stock equivalents, as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings or through the issuance of debt. Additional funds may not be available on terms that are favorable to us, or at all, and any debt financing may involve covenants limiting or restricting our ability to take certain actions.
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
The marketing, sale and use of our testing products could lead to liability claims if someone were to allege that any such testing product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to rheumatologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We may also be subject to similar types of claims related to testing products we may develop in the future. Any errors or omissions or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any errors or omissions or professional liability claim brought against us, with or without merit, could materially increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause material injury to our reputation or cause us to suspend sales of our testing products. Similarly, any product liability lawsuit affecting our partners could also cause injury to our reputation. We may also initiate a correction or removal for one of our testing products, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by potential failure of our products to perform as designed, which could lead to increased costs and lead to increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our testing products and to negative publicity, including safety alerts, press releases or administrative or judicial actions. The occurrence of any of these events could have an adverse effect on our business and results of operations.
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
Our business, results of operations and financial condition may be materially and adversely affected if, among other things:
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
Security breaches, loss of data and other disruptions to us, our third-party service providers or our partners could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could materially and adversely affect our business and our reputation.
In the ordinary course of our business, we and our partners, and our respective third-party service providers collect and store sensitive data, such as PHI (including test results), personally identifiable information, and credit card information. We also store business and financial information, intellectual property, research and development information, trade secrets, and other proprietary and business critical information, including that of our customers, payors and third-party partners. We manage and maintain our applications and data utilizing a combination of on-site and vendor-owned systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, unauthorized disclosure and unauthorized access, as well as risks associated with our ability to identify and audit such events and risks associated with the need to reconstruct any lost or stolen data. In addition, we have limited control over the storage of sensitive data by our third-party partners as well as risks related to the transfer and sale of de-identified data files to such partners.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses, or otherwise breached due to employee error, malfeasance or other activities. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, the adoption of AI technologies may further heighten the risk of cyber-attacks. Leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.
Additionally, most of our employees have the ability to work remotely, which may increase the risk of security breaches, loss of data and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such attack or breach, if such an event were to occur, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could implicate state and federal breach notification laws. Any such access, disclosure or other loss of information could also result in legal claims or proceedings, and liability under laws that protect the privacy of personal information, such as HIPAA, as amended by the HITECH Act, and their implementing regulations and similar state data privacy and security laws and regulations including civil and criminal penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our products and other patient and rheumatologist education and outreach efforts through our website and manage the administrative aspects of our business and could damage our reputation, any of which could materially and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could materially and adversely affect our competitive position.
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
If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures in connection with security incidents, we may suffer material loss of reputation, financial loss, civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Our financial condition, commercialization efforts and results of operations have been and may again in the future be adversely affected by outbreaks of contagious diseases.
Any outbreak of a contagious disease, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including our sole laboratory. While the impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows has subsided, the extent to which any potential pandemics or health epidemics will affect our operations in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide testing services on a timely basis.
Expedited, reliable shipping is essential to our operations. We have been utilizing both United Parcel Service (UPS) and Federal Express Corporation (Federal Express) for reliable and secure point-to-point transport of patient specimens to our laboratory and enhanced tracking of these patient specimens. Should Federal Express, UPS, or any other carrier we may use in the future, encounter delivery performance issues such as loss, damage or destruction of a specimen, it may be difficult to replace our patient specimens in a timely manner and such occurrences may damage our reputation and lead to decreased utilization from rheumatologists for our testing services and increased cost and expense to our business. In addition, any significant increase in shipping time or disruption to delivery service, whether due to bad weather, natural disaster (which may be exacerbated due to climate change), public health epidemics or pandemics, terrorist attacks or threats, labor strikes, work stoppages or boycotts, or for other reasons, could adversely affect our ability to receive and process patient specimens on a timely basis.
If we, Federal Express, or UPS were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient specimens. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our testing services. Even if we were to enter into an arrangement with any such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express and UPS. If any new provider does not provide, or if Federal Express or UPS does not continue to provide, the required quality and reliability of transport services at the same or similar costs, it could materially and adversely affect our business, reputation, results of operations and financial condition.
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
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. However, some of these accounts exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and, while we believe we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, if any such depository institution fails to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, this could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Further, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.
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
In September 2017, we entered into the loan and security agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), which we subsequently amended in November 2019, November 2021, April 2023 and April 2024 (the Amended Loan Agreement). The Amended Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Amended Loan Agreement also subjects us to certain affirmative and negative covenants, including limitations on our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates. We are also subject to certain covenants that require us to maintain a minimum liquidity of at least $2.0 million, achieve certain minimum amounts of annual revenue, as measured on a rolling twelve-month basis, periodically deliver financial statements to Innovatus with an unqualified opinion (including no “going concern”) from our independent certified public accounting firm, and are required under certain conditions to make mandatory prepayments of outstanding principal. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Innovatus, which we may not be able to obtain. As of December 31, 2024, there was $15.0 million in principal outstanding under the term loan and an additional $3.5 million outstanding representing interest payable in-kind by adding the paid in-kind interest amount to the outstanding principal balance of the term loans. Under the Amended Loan Agreement, we are required to repay any outstanding principal and capitalized interest in monthly installments over a ten-month period commencing on April 1, 2026. At December 31, 2024, we were in compliance with all covenants of the Amended Loan Agreement. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
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

On November 17, 2023, we filed a shelf registration statement on Form S-3, as amended by Amendment No. 1 to Form S-3 filed on November 27, 2023, that provides for aggregate offerings of up to $150.0 million of our securities subject to various limitations. We filed a prospectus on November 29, 2023 pursuant to this registration statement, registering sales of our common stock in an amount not to exceed $50.0 million, pursuant to a sales agreement by and between us and TD Securities (USA) LLC (as successor in interest to Cowen and Company, LLC) (TD Cowen), as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the Amended Sales Agreement). Using a shelf registration statement to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a registration statement on Form S-1 and companies may be able to receive more favorable terms by raising capital pursuant to a shelf registration statement on Form S-3. Our ability to raise capital under our current shelf registration statement (and any future registration statement on Form S-3) has in the past, and may again in the future be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 without restrictions. We have previously been subject to the "baby shelf rules" and if we were to become subject to the "baby shelf rules" again, we would be unable to use our shelf registration statement on Form S-3 or the Amended Sales Agreement to raise additional funds to the extent the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, any intended sale would exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. As of the date of this Annual Report, we are not subject to the "baby shelf rules" because the market value of our outstanding shares of common stock held by non-affiliates calculated in accordance with Instruction I.B.6. of Form S-3, or public float, was greater than $75.0 million as of the date of this Annual Report.
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
Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, including as a result of our existing sales agreement with TD Cowen, dilution to our stockholders could result, and the market price of our common stock could decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants (similar to our current obligations pursuant to the Amended Loan Agreement), such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, our Amended Loan Agreement restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of Innovatus, subject to certain exceptions. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our testing products or market development programs, which could lower the economic value of those products or programs to our company.
We are a smaller reporting company and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Risks Related to Regulatory and Compliance Matters
Healthcare policy changes could cause significant harm to our business, operations and financial condition.
The ACA made a number of substantial changes to the way healthcare is financed both by governmental and commercial payors. The ACA also introduced mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests.
In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under the CLFS. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests, and laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, on September 26, 2024, Section 221 of the Continuing Appropriations and Extensions Act, 2025, was passed, and it delayed data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions until 2026. Medicare reimbursement for CDLTs is based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant than in the past. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this payment system on rates for our tests, including any current or future tests we may develop, is uncertain.
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

The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries and to some patients covered by commercial payors. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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
Our industry and our operations are heavily regulated by various federal, state, local and foreign laws and regulations, and the regulatory environment in which we operate could change significantly and adversely in the future. These laws and regulations currently include, among others:
•CLIA’s and CAP’s regulation of our laboratory activities, as well as state licensure laws and regulations;
•FDA laws and regulations that apply to medical devices such as our companion diagnostics and other IVDs as well as LDTs, following the July 2024 effective date of the agency’s LDT final rule;
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

•the federal False Claims Act, which imposes up to treble damages and per-claim civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the CMP Law, which generally prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or Medicaid;
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
•laws and regulations relating to health and safety, labor and employment, public reporting, taxation and other areas applicable to businesses generally, all of which are subject to change; and
•similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.
Various federal and state laws, such as the Sunshine Act and state gift bans, that apply to medical device manufacturers could extend to our clinical reference laboratory now that FDA will actively regulate LDTs as medical devices pursuant to the 2024 final rule, and clinical laboratories offering and furnishing LDTs are considered to be device manufacturers as a result. We are in the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.
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
It is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Given the complexity of these existing and changing rules and regulations, it is not always possible to identify and deter misconduct by employees, distributors, consultants and commercial partners and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. For additional information see the risk factor below entitled “We have previously and may again in the future be required to modify our business practices, pay fines, incur significant expenses or experience losses due to litigation or governmental investigations.” Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly. If we or our operations, or any of the rheumatologists or entities with whom we do business are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state healthcare programs, such as Medicare and Medicaid, and similar programs outside the United States, a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. To the extent that any of our testing products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
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
From time to time and in the ordinary course of our business, we have been and may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, qui tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, and other types of information requests from government authorities. In addition, any litigation or government investigation generally, diverts the attention of our management team and resources from our core business and limits the time and attention of our management team otherwise available to devote to our business. Government investigation and litigation in general may cause us to incur significant expenses, to experience significant losses, and, as a result of such matters, we may also be required to materially alter the conduct of our operations or pay significant penalties. For example, pursuant to a settlement agreement, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023, the U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed and served on Exagen. Exagen filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion, and all motions are still pending. While we cannot predict when these matters will be resolved, the Company intends to vigorously defend against the claims being asserted in the complaint.
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
The FDA may disagree with our assessment that our AVISE® test products and any other tests we may develop are LDTs eligible for enforcement discretion and determine that such test products are fully subject to active compliance enforcement under the FDCA and FDA regulations.
The FDA regulates any diagnostic test that meets the definition of a medical device, except under specific, narrow circumstances. The FDCA defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is , among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an IVD as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.” Therefore, the FDA generally considers diagnostic testing products to be IVDs subject to the agency’s regulatory requirements for IVDs. Historically, the FDA had generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are IVDs that are designed, manufactured, and used within a single high-complexity CLIA-certified laboratory. We believe that all of our AVISE® test products are LDTs, as are our near-term pipeline candidate tests.
If the FDA were to disagree with our conclusion that our AVISE® test products fall within the scope of the agency’s LDT definition and determines that the AVISE® tests are thus subject to FDA’s medical device authorities and implementing regulations, we would become immediately subject to extensive regulatory requirements and may be required to stop selling our existing tests or refrain from launching any other tests we may develop. In particular, the FDA may require us to obtain marketing authorization for each of our AVISE® tests in order for use to commercialize them. The premarket review process for diagnostic testing products can be lengthy, expensive, time-consuming, and unpredictable. As part of the process to prepare regulatory submissions for FDA review, we may be required to conduct formal clinical trials before applying for commercial marketing authorization. Performing additional, new nonclinical studies or clinical trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize our AVISE® tests, all of which would adversely impact our business.
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
Planned changes in the way that the FDA regulates tests designed and performed by laboratories like ours could result in delay or additional expense in offering our current tests and tests that we may develop in the future.
We currently market our AVISE® tests as LDTs and may, in the future, market other tests as LDTs. Historically, the FDA had exercised enforcement discretion with respect to most LDTs and generally had not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or approval, and post-market controls). However, in

May 2024, the FDA issued a final rule to regulate LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests over several years. The effective date of the agency’s final rule was July 5, 2024. The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the four-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests.
The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Of potential relevance is the agency’s position on LDTs that were marketed prior to the official publication date of the final rule. Such “currently marketed” tests are subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements (unless or until significant modifications are made to such “currently marketed” tests). Similarly, FDA has created a partial enforcement discretion policy for tests approved by the New York State Clinical Laboratory Evaluation Program whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a stagged fashion between 2025 and 2027. We have begun the process of evaluating the final rule’s potential impact on our tests, as well as our operations and business more generally.
On May 29, 2024, the American Clinical Laboratory Association (ACLA) and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the Association for Molecular Pathology (AMP) on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case, and the outcome of such litigation is uncertain. The litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain, although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls.
Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward.
If the FDA prevails in the Texas litigation and is able to fully implement the multi-year phase-in plan for the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics that moots the need for the LDT final rule, it could have a materially adverse impact on our results of operations. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could materially and adversely affect our business, results of operations and financial condition.
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
Failure to comply with HIPAA, the HITECH Act, their implementing regulations and similar comparable state laws and regulations affecting the transmission, security and privacy of health information could result in significant penalties or private litigation.
Numerous federal, state and foreign laws and regulations, including HIPAA and the HITECH Act in the United States, govern the collection, dissemination, disclosure, security, use and confidentiality of individually identifiable health information and, in many cases, other personal information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of PHI within our company and with respect to third parties. The privacy, security and breach notification rules promulgated under HIPAA, as amended by the HITECH Act, Standards for Privacy of Individually Identifiable Health Information (Privacy Standards) and the Security Standards for the Protection of Electronic Protected Health Information (Security Standards) under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by Covered Entities and their Business Associates. HIPAA requires Covered Entities, such as us, to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect the privacy and security of such information. HIPAA also requires us to provide individuals with certain rights with respect to their PHI. If we engage a Business Associate to help us carry out healthcare activities and functions, we must have a written Business Associate contract or other arrangement with the Business Associate that establishes specifically what the Business Associate has been engaged to do and obligates the Business Associate to comply with HIPAA requirements. Further, in the event of a breach of unsecured PHI we must notify each individual whose PHI is breached as well as federal regulators and in some cases, must publicize the breach in local or national media.
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
In the conduct of our business, we process, maintain, and transmit sensitive data, including PHI. There can be no assurance that a material breach of privacy or security will not occur. If there is a breach, we could be subject to various lawsuits, penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals such that our business may be materially and adversely affected.
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
Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may apply more broadly or be more stringent than HIPAA. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new regulatory authority, the California Privacy Protection Agency (CPPA), which is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws (for example Virginia's Consumer Data Protection Act and other similar laws that recently went into effect in in other states, such as Utah, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas or Washington's "My Health My Data" Act), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to countries outside of the EEA that have not been found to provide adequate protection to such personal data. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. In July 2023, however, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards addressing the reasons behind the Court of Justice of the EU’s invalidation of the original Privacy Shield. The European Commission will continually review developments in the United States along with its adequacy decision, and the adequacy decision could be altered or withdrawn. Future actions of EU data protection authorities and the potential impacts on data transfers are difficult to predict.
Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. The U.K. GDPR sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into U.K. law. The U.K. GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom.
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

•changes in tariffs, trade barriers and regulatory requirements;
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
Our ability to protect our technologies, such as the AVISE® Lupus platform, affects our ability to compete and to achieve sustained profitability. We rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, and contractual restrictions to protect our intellectual property rights. We cannot be certain that the claims in our granted patents and pending patent applications covering our AVISE® testing products will be considered patentable or enforceable by the United States Patent and Trademark Office (the USPTO) courts in the United States, or by patent offices and courts in foreign countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we have an exclusive license to two issued U.S. patents, one U.S. patent application, and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We own five issued U.S. patents, three pending U.S. patent applications, and certain corresponding foreign counterpart patents relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our AVISE® testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our AVISE® testing products or prevent others from designing around our claims.
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
We previously held licenses to five patent families related to CB-CAPs technology from UPitt. We have terminated these license agreements (related to U.S. Patent Nos. 7,361,517; 7,390,631; 7,585,640; 7,588,905; 8,080,382;

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
Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work related to our CB-CAPs technology was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our testing products pursuant to the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
We are a party to a number of license agreements under which we are granted intellectual property rights that are important to our business. For example, we license certain patent rights from AHN and JHU. Our existing license agreements impose various regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under a license agreement, the license agreement may be terminated, in which event we would not be able to further develop or market certain AVISE® testing products. Additionally, we may not always have the first right to maintain, enforce or defend our licensed intellectual property rights and, although we would likely have the right to assume the maintenance, enforcement and defense of such intellectual property rights if our licensors do not, our ability to do so may be compromised by our licensors’ acts or omissions.
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
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets, including as a result of the current conflicts in the Ukraine and the Middle East.
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
At December 31, 2024, our employees and members of our board of directors collectively hold options to acquire up to 489,296 shares of our common stock and restricted stock units representing the contingent right to receive up to 1,710,373 shares of our common stock. These shares are registered pursuant to our previously filed registration statements on Form S-8 and are generally freely-tradeable. Future sales of substantial amounts of our common stock in the public market, including sales by our directors, employees, or other significant holders, shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock and cause significant dilution to our existing stockholders.
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
Based on their most recent publicly filed beneficial ownership reports, our greater than 5% stockholders collectively own approximately 50% of our outstanding capital stock and our greater than 5% stockholders, directors and executive officers collectively own (without duplication) approximately 52% of our outstanding capital stock as of February 15, 2025. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Prior to our initial public offering, there had been no public market for our common stock. While our common stock now trades on The Nasdaq Global Market (Nasdaq), we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business. During 2024, our average daily trading volume has been approximately 56,732 shares.
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
In October 2023, we resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit. Pursuant to a Settlement Agreement, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in connection with specimen processing arrangements that we historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed and served on us. We filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. We opposed this motion, and all motions are still pending. While we cannot predict when these matters will be resolved, the Company intends to vigorously defend against the claims being asserted in the complaint.
Items 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on The Nasdaq Global Market on September 19, 2019 under the symbol "XGN." Prior to September 19, 2019, there was no public market for our common stock.
Holders of Record
As of March 7, 2025, there were approximately 23 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Purchases of Equity Securities by the Issuer
None.

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and financial performance, includes forward-looking statements that are based on current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should read the "Special note regarding forward-looking statements" and "Risk Factors" section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a medical technology company primarily focused on the design, development and commercialization of a next-generation portfolio of innovative testing products under our AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease including, among others, SLE and RA. We believe our strong focus and extensive background in the field of rheumatology, combined with our commitment to exceptional customer service and support, position us well to respond to the needs of rheumatologists, primary care physicians, other specialists, and the patients they serve.
Our tests are used in a variety of clinical settings to provide clarity in autoimmune disease decision-making with the goal of improving patients' clinical outcomes. We commercially launched our flagship testing product, AVISE® CTD, in 2012. AVISE® CTD enables differential diagnosis for patients presenting with symptoms indicative of a wide variety of CDTs and other related diseases with overlapping symptoms. Traditional screening methods often lack accuracy, resulting in repeat testing and delayed diagnosis. With significant increases in autoimmune incidence in recent years, AVISE® CTD provides unique biomarkers that empower clinicians to confidently and quickly diagnose various CTDs. Beginning in late 2022, we revitalized our organization with the addition of key members to our senior leadership team, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Chief Medical Officer, and Medical and Laboratory Director. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address unmet clinical needs in autoimmune disease. We strive to become a partner of choice for doctors, hospitals, healthcare systems, and payors.
Under the leadership of our Chief Executive Officer, John Aballi, who joined Exagen in October 2022, we are executing an operational turnaround of the business, resulting in a return to revenue growth and gross margin expansion while significantly reducing operating expenses and cash burn.
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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 91% and 88% of our revenue for the years ended December 31, 2024 and 2023, respectively.
In addition to providing diagnostic testing, we are leveraging our clinical laboratory to enter into agreements in the normal course of business with leading pharmaceutical companies and contract research organizations for the use of our testing products and/or the de-identified data generated from such tests. We believe the quality of our testing, proprietary offerings and specialized knowledge give us an advantage in this space. We plan to continue to pursue additional partnerships with leading pharmaceutical companies and academic research centers that are synergistic with our evolving portfolio of testing products, as more of these organizations realize the extent of the service we can provide.
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
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:
▪Commercial Launch of AVISE® CTD Enhancements. Our flagship product, AVISE® CTD, enables clinicians to more effectively diagnose complex autoimmune conditions such as lupus, rheumatoid arthritis, and Sjögren’s syndrome earlier and with greater accuracy, as compared to the current standard of care. Our laboratory specializes in the testing of rheumatic diseases, delivering precise and timely results, supported by a full suite of AVISE®-branded tests for disease diagnosis, prognosis, and monitoring. With a focus on research, innovation, education, and patient-centered care, we are dedicated to addressing the ongoing challenges of autoimmune disease management.
In January 2025, we announced conditional approval by NYSDOH and commercial launch of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers will further improve the clinical utility of AVISE® CTD, providing clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. We expect the addition of these new biomarkers will drive gains in our AVISE® CTD average selling price, gross margin expansion and increase demand while positioning us for profitability.
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we held claims in the first half of the year which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the first half of the year. As expected, this trend reversed in the second half of the year, as cash was collected on billed tests.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through December 31, 2024, we have delivered approximately 1,009,812 of these tests. 122,883 AVISE® CTD tests were delivered in the year ended December 31, 2024, representing approximately 11% decline over the same period in 2023. The number of ordering healthcare providers in the quarter ended December 31, 2024 was 2,370, representing an approximate 1% decrease over the same period in 2023. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers.
▪Development of Innovative Testing Products. We expect to continue to invest in research and development in order to develop additional testing products. Our success in developing new testing products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue. We intend to leverage our protein and molecular assay development capabilities, bioinformatic team and proprietary technologies to pursue the development of additional testing products designed to have superior clinical utility for rheumatic conditions.
▪Deliver Sustainable Profitable Growth. We seek to establish a solid foundation for growth and path to sustained profitability through continued gross margin enhancements and improved operating expense efficiencies through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement-oriented clinical studies to facilitate payor coverage of our testing products. We center our efforts around long-term reimbursement and ASP growth. This strategy includes optimizing revenue cycle practices, focusing managed care efforts on medical policy expansion and continuing to educate insurance payors on the published, real-world evidence of the clinical utility of our testing products, demonstrating healthcare cost savings and reductions in time to diagnosis.
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
To date, we have derived nearly all of our revenue from the sale of our testing products, most of which is attributable to our AVISE® CTD test. Revenue from the sale of our AVISE® CTD test comprised 91% and 88% of our revenue for the years ended December 31, 2024 and 2023, respectively. We primarily market our testing products to rheumatologists and their physician assistants in the United States. The healthcare professionals who order our testing products, and to whom results are reported, are generally not responsible for payment for these products. The parties that pay for these services (payors) consist of commercial payors (insurance companies, health maintenance organizations, etc.), government payors (primarily Medicare and Medicaid), client payors (hospitals, other laboratories, etc.), and patient self-pay. Our service is completed upon the delivery of test results to the prescribing rheumatologists which triggers billing for the service.
Our ability to increase our revenue will depend on the success of the commercial launch of the T-Cell Biomarker and RA Sub-Profile Biomarkers enhancements to our AVISE® CTD test, in addition to our ability to further penetrate the market for our current and future testing products and increase our ASP for tests delivered.

In April 2022, we were granted a PLA code for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian, our MAC, has set the current pricing for this PLA code at $840.65 per test through December 31, 2025. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
We submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code and on September 27, 2022, we received notice that Noridian deemed our application for an LCD to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in this Annual Report. In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information. On January 31, 2024, CMS released a coverage article under which all multi-analyte proteomic testing will be considered within the scope of MolDX and reviewed through their technology assessment process. The article listed several such tests, including the AVISE® Lupus test, and requires all laboratories furnishing multi-analyte proteomics testing in MolDX jurisdictions to register with the DEX® Diagnostics Exchange Registry and obtain a Z-Code® identifier. We were issued a Z-Code® identifier in May 2024. To determine if the submitted tests are compliant with relevant policy requirements, these tests will undergo technical assessment by Palmetto GBA as part of the MolDX program.
We face consistent challenges relating to commercial payor claim processing and revenue. While collectability has improved with certain plans year-over-year, we continue to experience denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. We've experienced moderate declines in test volume since the second half of 2023, as rheumatologists and patients adjust to these changes. We delivered 122,883 tests for our flagship product, AVISE® CTD, in the year ended December 31, 2024 as compared to 137,650 tests for the year ended December 31, 2023 resulting from the expected impacts of revenue cycle management initiatives and the reduction of sales territories which began in 2022.
Costs of Revenue
Costs of revenue represents the expenses associated with obtaining and testing patient specimens. The components of our costs of revenue include materials costs, direct labor, equipment, infrastructure expenses, shipping charges to transport specimens, blood specimen collections fees, royalties, depreciation and allocated overhead (including rent and utilities).
Each payor, whether commercial, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our costs of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each period's billings. We expect that our costs of revenue will increase year-over-year in the near-term as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs (including stock-based compensation expense), direct marketing expenses, accounting and legal expenses, consulting costs, and allocated overhead (including rent, information technology, depreciation and utilities). We expect that our selling, general and administrative expenses will increase year-over-year in the near-term as a result of increased headcount.
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
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our Amended Loan Agreement with Innovatus. We expect interest expense to remain relatively consistent in the year ending December 31, 2025 as compared to the year ended December 31, 2024.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Income Tax Expense
Income taxes include federal and state income taxes in the United States.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023
	(in thousands)
Revenue	$55,641	$52,548	$3,093
Costs of revenue	22,529	23,092	(563)
Gross margin	33,112	29,456	3,656
Operating expenses:
Selling, general and administrative expenses	41,373	47,428	(6,055)
Research and development expenses	5,375	4,865	510
Total operating expenses	46,748	52,293	(5,545)
Loss from operations	(13,636)	(22,837)	9,201
Interest expense	(2,234)	(2,335)	101
Interest income	767	1,516	(749)
Loss before income taxes	(15,103)	(23,656)	8,553
Income tax expense	(12)	(33)	21
Net loss	$(15,115)	$(23,689)	$8,574
Revenue
Revenue increased $3.1 million, or 5.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to improved ASP (including cash collected related to tests performed in prior periods), partially offset by decreased AVISE® CTD year-over-year volume resulting from the expected impacts of revenue cycle management initiatives and the reduction of sales territories which began in 2022. The number of AVISE® CTD tests delivered decreased to 122,883 in the year ended December 31, 2024 compared to 137,650 tests delivered in the same 2023 period. The AVISE® CTD test accounted for 91% and 88% of revenue for the years ended December 31, 2024 and 2023, respectively. The number of ordering healthcare providers decreased to 2,370 for the three months ended December 31, 2024 compared to 2,383 in the same 2023 period.
Costs of Revenue
Costs of revenue decreased $0.6 million, or 2.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to decreases of $1.0 million in materials and supplies expenses and additional decreases in facilities and allocated overhead expenses, royalties expenses and phlebotomy expenses. These decreases were partially offset by an increase of $0.7 million in shipping and handling costs resulting from increased cost-per-shipment, offset in-part by reduced shipping volume; and an increase of $0.7 million in direct labor.
Gross Margin
Gross margin as a percentage of revenue increased to 59.5% for the year ended December 31, 2024 compared to 56.1% for the year ended December 31, 2023, primarily due to improved ASP (including cash collected related to tests performed in prior periods) and decreases in materials and supplies expenses, facilities and allocated overhead expenses, royalties expenses and phlebotomy expenses; partially offset by increases in shipping and handling costs resulting from increased cost-per shipment, and increases in direct labor.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $6.1 million, or 12.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to a decrease of $1.8 million in stock-based compensation expense and a decrease of $1.5 million in asset disposal costs related to the assignment of a lease in 2023; in addition to decreases in professional service expenses, legal expenses, insurance expenses, facilities and allocated overhead expenses, personnel costs and audit and tax services. These decreases were partially offset by an increase in commissions.
Research and Development Expenses
Research and development expenses increased $0.5 million, or 10.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases of $0.7 million of personnel costs (including salaries, benefits and stock-based compensation) resulting from increased allocation of labor to research and development for laboratory personnel working on the validation of the T-Cell Biomarkers and RA Sub-Profile Biomarkers; and increases in professional service fees and laboratory expenses. These increases were partially offset by decreases of $0.3 million of clinical trial expenses and decreases in facilities and allocated overhead expenses.
Interest Expense
Interest expense remained substantially consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Interest Income
Interest income decreased $0.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to lower cash and cash equivalents balances of interest-earning accounts.
Income Tax Expense
Income tax expense remained substantially consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we incurred a net loss of $15.1 million and $23.7 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of December 31, 2024, we had an accumulated deficit of $294.3 million and cash and cash equivalents of $22.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under our 2017 Term Loan. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the

Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to fifty percent of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if (i) within thirty days of failing to achieve the performance covenant, we submit a new financial plan approved by our board of directors to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within thirty days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of December 31, 2024, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus.
On November 17, 2023, we filed a registration statement on Form S-3 (Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units, all of which remain available for sale at December 31, 2023.
On September 15, 2022, we entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with TD Securities (USA) LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering and, as of December 31, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect increases in costs of revenue as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test. We also anticipate increases in our selling, general and administrative expenses due to increased headcount. We expect research and development expenses to remain relatively consistent in the short-term. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA, and payments for finance leases related to our laboratory equipment (see Note 4, "Borrowings," and Note 6, "Commitments and Contingencies," to our audited financial statements included in this Annual Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including:
•our ability to improve AVISE® CTD ASP as a result of the launch of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, in addition to our ability to achieve adequate reimbursement for these additions to our AVISE® CTD test offering;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for our testing products;
•our ability to maintain and grow sales of our AVISE® testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts;
▪fluctuations in working capital;

▪the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation, utility and outcome studies as well as the success of our development and commercialization efforts; and
▪the extent to which we establish additional partnerships or in-license, acquire or invest in complementary businesses or products as well as the success of our existing partnerships and/or in-licenses.
Until such time, if ever, as we can generate revenue to support our costs structure, we expect to finance our operations as needed through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
(in thousands)
Net cash provided by (used in):
Operating activities	$(13,279)	$(14,462)
Investing activities	(515)	(804)
Financing activities	(663)	(10,632)
Net change in cash, cash equivalents and restricted cash	$(14,457)	$(25,898)
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $13.3 million and primarily resulted from (i) our net loss of $15.1 million adjusted for non-cash charges of $4.9 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expenses and non-cash interest and (ii) changes in our net operating assets of $3.1 million primarily related to net increases in prepaid expenses and other current assets and accounts receivable, and net decreases in operating lease liabilities, partially offset by net increases in accounts payable.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 and 2023 was $0.5 million and $0.8 million, respectively, and was primarily due to net purchases of property and equipment.
Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $0.7 million, primarily consisting of principal payments on finance lease obligations and notes payable, partially offset by the proceeds from the Exagen Inc. 2019 Employee Stock Purchase Plan (the ESPP) purchases.
Net cash used in financing activities for the year ended December 31, 2023 was $10.6 million, primarily consisting of principal payments on the Amended Loan Agreement, finance lease obligations and notes payable, partially offset by the proceeds from the ESPP purchases.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in United States of America (GAAP). The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe the following accounting estimates are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our financial statements. For further information, see Note 2, "Summary of Significant Accounting Policies," to our Financial Statements, which outlines our application of significant accounting policies.
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
The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation by management. We continually assess the state of our cash collections in order to identify areas of risk and opportunity that allow us to appropriately estimate receivables and revenue. Should we later determine the judgements underlying estimated collections change, our financial results could be impacted in future periods. Included in revenues for the years ended December 31, 2024 and 2023 were net revenue increases of $6.6 million and $3.4 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
Recent Accounting Pronouncements
See Note 2, "Recent Accounting Pronouncements, of our annual financial statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable level of assurance.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Rule 10b5-1 trading arrangements
During the twelve months ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Insider Trading Policy
We maintain an Insider Trading Policy that, among other things, prohibits all officers, directors, and other employees with access to sensitive Company information from engaging in “hedging” transactions with respect to our shares. This includes short sales, hedging of share ownership positions, and transactions involving derivative securities relating to our shares. The Insider Trading Policy also generally prohibits borrowing or other arrangements involving the non-recourse pledge of our shares. This policy is included as Exhibit 19 to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is BDO USA, P.C., San Diego, California, PCAOB ID #243.
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
Financial Statements and Financial Statement Schedules
(1) Exhibits
A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.
(2) All financial statements
The financial statements of Exagen Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this Annual Report beginning on page F-2.
(3) Financial statement schedules
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Item 16. Form 10-K Summary.
None.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Company's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
4.5	Form of Exchange Warrant.	10-Q	001-39049	4.5	8/9/2021
4.6	Description of Securities.	10-K	001-39049	4.8	3/18/2024
10.1#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.2#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.3#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.4#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.	10-K	001-39049	10.5	3/16/2021
10.5#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.6†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.11	9/9/2019
10.7†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.12	9/9/2019
10.8	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.13	9/9/2019
10.9†^	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.14	9/9/2019
10.10	Amendment No. Four to Asset Purchase Agreement and Consent, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.15	9/9/2019
10.11	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.16	9/9/2019
10.12†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.17	9/9/2019

10.13†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.18	9/9/2019
10.14†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.19	9/9/2019
10.15†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.20	9/9/2019
10.16	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.21	9/9/2019
10.17†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.22	9/9/2019
10.18†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Company.	S-1/A	333-233446	10.23	9/9/2019
10.19	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Company.	10-Q	001-39049	10.1	7/28/2020
10.20	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Company.	10-Q	001-39049	10.2	7/28/2020
10.21	Second Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Company.	10-K	001-39049	10.27	3/25/2020
10.22	Third Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Company.	10-K	001-39049	10.28	3/25/2020
10.23	Fourth Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Company.	10-K	001-39049	10.29	3/25/2020
10.24	Fifth Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.3	11/10/2021
10.25	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Company.	S-1/A	333-233446	10.31	9/9/2019
10.26	First Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Company.	10-K	001-39049	10.31	3/25/2020
10.27	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Company.	10-K	001-39049	10.32	3/25/2020
10.28	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Company.	10-K	001-39049	10.34	3/16/2021

10.29	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated October 11, 2021, by and between Liberty Vista and the Company.	10-Q	001-39049	10.2	11/10/2021
10.30	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Company.	10-K	001-39049	10.33	3/25/2020
10.31	First Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.4	11/10/2021
10.32†	Sublease Agreement, dated August 19, 2021, by and between Plum Healthcare Group, LLC and the Company.	10-Q	001-39049	10.1	11/10/2021
10.33	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Company.	S-1/A	333-233446	10.32	9/9/2019
10.34	Loan and Security Agreement, dated September 7, 2017, by and between Innovatus Life Sciences Lending Fund I, LP and the Company.	S-1/A	333-233446	10.33	9/9/2019
10.35	First Amendment to Loan and Security Agreement, dated November 19, 2019, by and between Innovatus Life Sciences Lending I, LP and the Company.	10-K	001-39049	10.36	3/25/2020
10.36	Acknowledgement Letter to Loan and Security Agreement, dated October 7, 2020, by and between Innovatus Life Sciences Lending Fund I, LP and the Company.	10-Q	001-39049	10.1	11/10/2020
10.37	Second Amendment to Loan and Security Agreement, dated November 1, 2021, by and among Innovatus Life Sciences Lending Fund I, LP, other lenders and the Company.	10-Q	001-39049	10.5	11/10/2021
10.38	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.39#	Non-Employee Director Compensation Program.	S-1/A	333-233446	10.38	9/9/2019
10.40#	Exagen Inc. Amended and Restated Executive Change in Control and Severance Plan.	10-Q	001-39049	10.3	8/5/2024
10.41#	Employment Agreement, dated as of October 16, 2022, by and between the Company and John Aballi	8-K	001-39049	10.1	10/16/2022
10.42#	Employment Agreement, dated as of September 1, 2024, by and between the Company and Jeff Black.	8-K	001-39049	10.1	8/2/2024
10.43	Sales Agreement, dated as of September 15, 2022, by and between the Company and TD Securities (USA) LLC	8-K	001-39049	1.1	9/15/2022
10.44^	Third Amendment to Loan and Security Agreement dated April 28, 2023, by and among Innovatus Life Sciences Lending I, LP, other lenders and the Company.	8-K	001-39049	10.1	5/4/2023
10.45	Fourth Amendment to Loan and Security Agreement, dated April 12, 2024, by and among Innovatus Life Sciences Lending I, LP, other lenders, and the Company.	10-Q	001-39049	10.1	5/13/2024
10.46	Assignment and Assumption Agreement, by and among Liberty Vista, L.P., Mindera Corporation and the Company.	10-Q	001-39049	10.1	11/13/2023
10.47	Consulting Agreement, dated as of December 6, 2023, by and between the Company and Mark Hazeltine.	8-K	001-39049	10.1	12/11/2023
19	Insider Trading Policies and Procedures.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
97.1#	Exagen Inc. Clawback Policy.	10-Q	001-39049	10.2	11/13/2023
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: March 11, 2025	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Aballi and Jeffrey G. Black as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Aballi	President, Chief Executive Officer and Director	March 11, 2025
John Aballi	(Principal Executive Officer)

/s/ Jeffrey G. Black	Chief Financial Officer and Corporate Secretary	March 11, 2025
Jeffrey G. Black	(Principal Financial and Accounting Officer)

/s/ Tina S. Nova, Ph.D.	Executive Chairman of the Board	March 11, 2025
Tina S. Nova, Ph.D.

/s/ Ana Hooker	Director	March 11, 2025
Ana Hooker

/s/ Scott Kahn, Ph.D.	Director	March 11, 2025
Scott Kahn, Ph.D.

/s/ Paul Kim	Director	March 11, 2025
Paul Kim

/s/ Bruce C. Robertson, Ph.D.	Director	March 11, 2025
Bruce C. Robertson, Ph.D.

/s/ Frank Stokes	Director	March 11, 2025
Frank Stokes

Exagen Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Exagen Inc.
Vista, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Exagen Inc. (the "Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Estimation of Transaction Price
As described in Note 2 to the financial statements, the Company’s revenue was $55.6 million for the year ended December 31, 2024, substantially all of which has been derived from sales of its testing products. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from payors. The process for estimating revenues involves significant judgment and estimation. The Company considers historical denial and collection experience and insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payor (i.e., each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test.
We identified the estimation of the transaction price using an expected value method for certain portfolios as a critical audit matter. Significant judgment is used in considering historical denial and collection experience and insurance reimbursement policies to determine the estimated consideration the Company expects to receive.

Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the Company’s process to estimate transaction price using an expected value method for certain portfolios by evaluating the reasonableness of the Company’s assumptions regarding historical denial and collection experience and insurance reimbursement policies by developing an expectation of those assumptions using historical data inputs.
•Testing the completeness and accuracy of a sample of tests used by management as data inputs in their analysis to monitor historical denial and collection experience and insurance reimbursement policies by comparing the data to physician test requisition forms, evidence of test delivery and cash collection activity.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2017.
San Diego, California
March 11, 2025

Exagen Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,036	$36,493
Accounts receivable, net	7,835	6,551
Prepaid expenses and other current assets	6,584	4,797
Total current assets	36,455	47,841
Property and equipment, net	5,283	5,201
Operating lease right-of-use assets	2,401	3,286
Other assets	550	616
Total assets	$44,689	$56,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,137	$3,131
Operating lease liabilities	1,096	976
Borrowings-current portion	423	264
Accrued and other current liabilities	7,850	7,531
Total current liabilities	13,506	11,902
Borrowings-non-current portion, net of discounts and debt issuance costs	19,822	19,231
Non-current operating lease liabilities	1,664	2,760
Other non-current liabilities	157	357
Total liabilities	35,149	34,250
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 17,640,328 and 17,045,954 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	18	17
Additional paid-in capital	303,853	301,893
Accumulated deficit	(294,331)	(279,216)
Total stockholders' equity	9,540	22,694
Total liabilities and stockholders' equity	$44,689	$56,944
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenue	$55,641	$52,548
Costs of revenue	22,529	23,092
Gross margin	33,112	29,456
Operating expenses:
Selling, general and administrative expenses	41,373	47,428
Research and development expenses	5,375	4,865
Total operating expenses	46,748	52,293
Loss from operations	(13,636)	(22,837)
Interest expense	(2,234)	(2,335)
Interest income	767	1,516
Loss before income taxes	(15,103)	(23,656)
Income tax expense	(12)	(33)
Net loss	$(15,115)	$(23,689)
Net loss per share, basic and diluted (Note 2)	$(0.83)	$(1.34)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	18,203,044	17,679,467
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2022	16,549,984	$17	$297,970	$(255,527)	$42,460
Issuance of stock from vested restricted stock units	273,042	—	—	—	—
Exercise of stock options	93,335	—	27	—	27
Issuance of stock under Employee Stock Purchase Plan	129,593	—	279	—	279
Stock-based compensation	—	—	3,617	—	3,617
Net loss	—	—	—	(23,689)	(23,689)
Balances at December 31, 2023	17,045,954	17	301,893	(279,216)	22,694
Issuance of stock from vested restricted stock units	413,202	—	—	—	—
Exercise of stock options	85,124	—	22	—	22
Issuance of stock under Employee Stock Purchase Plan	96,048	1	175	—	176
Stock-based compensation	—	—	1,763	—	1,763
Net loss	—	—	—	(15,115)	(15,115)
Balances at December 31, 2024	17,640,328	$18	$303,853	$(294,331)	$9,540
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(15,115)	$(23,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,724	2,168
Amortization of debt discount and debt issuance costs	154	156
Non-cash interest expense	276	363
Loss on disposal of assets	111	189
Loss on lease assignment	—	1,470
Non-cash lease expense	884	939
Stock-based compensation	1,763	3,617
Changes in assets and liabilities:
Accounts receivable, net	(1,284)	(474)
Prepaid expenses and other current assets	(1,787)	(654)
Other assets	63	(101)
Operating lease liabilities	(976)	(1,010)
Accounts payable	308	67
Accrued and other current liabilities	600	2,497
Net cash used in operating activities	(13,279)	(14,462)
Cash flows from investing activities:
Purchases of property and equipment	(515)	(828)
Proceeds from disposal of property and equipment	—	24
Net cash used in investing activities	(515)	(804)
Cash flows from financing activities:
Proceeds from exercise of stock options	22	27
Proceeds from common stock issued under Employee Stock Purchase Plan	176	279
Principal payment on finance lease obligations	(490)	(697)
Principal payment on note payable obligations	(371)	(241)
Principal payment on long-term debt	—	(10,000)
Net cash used in financing activities	(663)	(10,632)
Net change in cash, cash equivalents and restricted cash	(14,457)	(25,898)
Cash, cash equivalents and restricted cash, beginning of year	36,693	62,591
Cash, cash equivalents and restricted cash, end of year	$22,236	$36,693
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,719	$1,737
Supplemental disclosure of non-cash items:
Equipment purchased under notes payable obligations	$706	$250
Costs incurred, but not paid, in connection with capital expenditures	$717	$66
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Notes to Financial Statements
Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a medical technology company primarily focused on the design, development and commercialization of a next-generation portfolio of testing products under our AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease including, among others, systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA).
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. At December 31, 2024, the Company had cash and cash equivalents of $22.0 million and had an accumulated deficit of $294.3 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
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

	Revenue
	Year Ended December 31,
	2024	2023
Medicare	25%	34%
Medicare Advantage	20%	17%
United Healthcare	10%	*

*	Less than 10%.

	Accounts Receivable
	December 31,
	2024	2023
Medicare Advantage	25%	16%
Medicare	13%	42%
For the years ended December 31, 2024 and 2023, approximately 91% and 88%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the year ended December 31, 2024, approximately 71% and 26% of the Company's diagnostic testing supplies were purchased from two suppliers, respectively. For the year ended December 31, 2023, approximately 66% and 30% of the Company's diagnostic testing supplies were purchased from two suppliers, respectively. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Commercial	$29,600	$23,985
Government	14,323	18,002
Client(1)	11,360	9,949
Other(2)	358	612
Total revenue	$55,641	$52,548
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

Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$22,036	$36,493
Restricted cash	200	200
	$22,236	$36,693
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
Long-lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment and operating lease assets. The Company amortizes all finite lived intangible assets over their respective estimated useful lives. Operating lease assets are amortized over the term of the leases. In considering whether long-lived assets are impaired, the Company combines its long-lived assets into groupings, a determination which is made principally on the basis of whether the assets are specific to a particular test offered or technology being developed. If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Management’s estimates of future cash flows are impacted by projected test volume and levels of reimbursement, as well as expectations related to the future cost structure of the entity. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the years ended December 31, 2024 and 2023 were net revenue increases of $6.6 million and $3.4 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Accounts Receivable and Allowance for Credit Losses
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of the financial condition of our customers and generally do not require collateral. The allowance for credit losses was zero as of each of December 31, 2024 and 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $7.8 million, $6.6 million, and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $1.4 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying statements of operations and were approximately $3.1 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the Exagen Inc. 2019 Employee Stock Purchase Plan (ESPP). For each of the years ended December 31, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2024	2023
Warrants to purchase common stock	325,330	409,108
Common stock options	489,296	986,819
Restricted stock units	1,710,373	1,387,459
Employee stock purchase plan	57,461	44,700
Total	2,582,460	2,828,086
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. This update will result in enhanced income tax disclosures, and the Company does not expect any impact to income tax expense.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This update requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and details of how the CODM uses financial reporting to assess the performance of a segment. The Company adopted this pronouncement in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Diagnostic testing supplies	$5,725	$2,871
Other prepaid expenses and other current assets	859	1,926
Prepaid expenses and other current assets	$6,584	$4,797
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$105	$98
Laboratory equipment	4,248	5,312
Computer equipment and software	2,113	2,185
Leasehold improvements	3,286	3,316
Construction in progress	1,543	59
Total property and equipment	11,295	10,970
Less: accumulated depreciation and amortization	(6,012)	(5,769)
Property and equipment, net	$5,283	$5,201
Depreciation and amortization expense for the years ended December 31, 2024 and 2023, was approximately $1.7 million and $2.2 million, respectively. At December 31, 2024 and 2023, the gross book value of assets under finance leases was $2.0 million and $2.5 million, respectively.
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
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and related expenses	$5,046	$4,738
Other accrued liabilities	2,804	2,793
Accrued and other current liabilities	$7,850	$7,531
Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. At December 31, 2024, no additional amounts remained available to borrow under the Amended Loan Agreement.
On April 28, 2023, the Company entered into the Amended Loan Agreement. The Amended Loan Agreement was treated as a modification. In connection with the Amended Loan Agreement, the Company repaid $10.0 million of the principal balance outstanding, for which the prepayment premium was waived. Pursuant to the Amended Loan Agreement, the interest rate on all borrowings under the Amended Loan Agreement is the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%, which is paid-in-kind in the form of additional term loans (PIK Loans). Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate will be payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest is scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. The Company estimated the effective interest rate of this loan to be approximately 10.6% and 11.0% as of December 31, 2024 and 2023, respectively. Accrued interest is due and payable monthly, unless the Company elects to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement is to be repaid in ten equal monthly installments commencing in April 2026. Upon repayment of the final installment under the Amended Loan Agreement, the Company is required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method. For the years ended December 31, 2024 and 2023, the Company issued PIK Loans totaling $0.3 million and $0.4 million, respectively. At December 31, 2024, $18.5 million in principal and PIK loans are outstanding, all of which is included in borrowings-non-current portion on the accompanying balance sheet.
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
At December 31, 2024, the Company was in compliance with all covenants of the Amended Loan Agreement.
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
Equipment Notes Payable
The Company has purchased laboratory equipment in the normal course of business using notes payable. At December 31, 2024, the total notes payable balance related to the financed equipment was $1.1 million, with

$0.4 million classified within borrowings-current portion and $0.7 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. At December 31, 2023, the total notes payable balance related to this financed equipment was $0.8 million, with $0.3 million classified within borrowings-current portion and $0.5 million within borrowings-non-current portion, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on Outstanding Borrowings
As of December 31, 2024, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

Years Ending December 31,
2025	$2,076
2026	21,400
2027	215
2028	67
Total	23,758
Less:
Unamortized debt discount and issuance costs	(70)
Interest	(3,443)
Total borrowings, net of discounts and debt issuance costs	20,245
Less: Borrowings-current portion	(423)
Borrowings-non-current portion, net of discounts and debt issuance costs	$19,822
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
The Company leases additional office space in Carlsbad, California, under a sublease which commenced in October 2021 and expires in April 2027. Monthly base rent under the sublease agreement is $72,143. The monthly base rent increases by approximately 3% annually, each October 1, through the remainder of the lease term.
Finance Leases
The Company has entered into various finance lease agreements to obtain laboratory equipment. The terms of the Company's finance leases generally range from three to five years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayments were classified as finance lease liabilities on the Company's balance sheet.
Operating and Finance Leases Balances and Costs
Operating and finance leases consist of the following (in thousands):

		December 31,
Lease Balance	Classification	2024	2023
Lease Assets
Operating	Operating lease right-of-use assets	$2,401	$3,286
Finance	Property and equipment, net	$486	$810

Lease Liabilities
Current
Operating	Operating lease liabilities	$1,096	$976
Finance	Accrued and other current liabilities	$201	$490
Non-current
Operating	Non-current operating lease liabilities	$1,664	$2,760
Finance	Other non-current liabilities	$157	$358
Costs associated with the Company's leases were included in the statements of operations as follows (in thousands):

	Year Ended December 31,
Lease Cost	2024	2023
Operating leases
Operating lease cost(1)	$1,345	$1,463
Finance lease cost
Amortization of lease assets	280	556
Interest on finance lease liabilities	84	128
Total lease cost	$1,709	$2,147
(1) Includes variable lease cost of $196,000 and $129,000 for the years ended December 31, 2024 and 2023, respectively.
Supplemental cash flow information on leases is as follows (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash out flows from operating leases	$1,240	$1,405
Operating cash out flows from interest paid on finance leases	$84	$128
Financing cash out flows from finance leases	$490	$697
Information regarding the weighted-average lease term and weighted average discount rate are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	2.3	3.3
Finance leases	1.76	2.06
Weighted-average discount rate
Operating leases	8.0%	8.0%
Finance leases	17.3%	12.2%
Future payments under operating and finance leases as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,277	$248
2026	1,315	147
2027	445	28
Total minimum lease payments	3,037	423
Less: imputed interest	(277)	(65)
Total lease liabilities	2,760	358
Less: current portion	(1,096)	(201)
Lease obligations, net of current portion	$1,664	$157
Note 6. Commitments and Contingencies
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
Supply Agreements
In August 2024, the Company amended a supply agreement with one supplier for reagents, which includes pricing terms and minimum purchase commitments, through December 31, 2025, for new consumable products related to the Company's launch of the Anti-RA33 IgA, Anti-RA33 IgG and Anti-RA33 IgM biomarkers. The aggregate minimum annual purchase commitment related to such agreement for the year ending December 31, 2025 is $10.4 million.
Collaboration Obligations
In May 2021, the Company entered into an exclusive license agreement with Allegheny Health Network Research Institute (AHN), pursuant to which the Company is required to pay AHN a collaboration fee of $0.4 million per year. Collaboration expenses under the master research collaboration agreement were $0.3 million for each of the years ended December 31, 2024 and 2023. Collaboration expenses under the AHN collaboration are included in research and development expenses in the accompanying statements of operations.
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
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities. The Company does not believe the outcome of any such matters as of December 31, 2024 will have a material effect on its financial position or results of operations.
In October 2023, the Company resolved an investigation with the U.S. Attorney’s Office for the District of Massachusetts that was initiated by a qui tam lawsuit (the October 2023 Lawsuit). Pursuant to a settlement agreement entered into by and between the Company and the U.S. Department of Justice (the Settlement Agreement), the Company made a single lump-sum remittance to the government in the amount of $0.7 million, including interest, in connection with specimen processing arrangements that Exagen historically had with physicians. The U.S. Attorney’s Office dismissed this “covered conduct” in the October 2023 Lawsuit with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed by the court and served on Exagen by the relator. Exagen filed a motion to dismiss the complaint. In December 2023, the Company's insurance carrier provided reimbursement for certain defense costs the Company incurred in the October 2023 Lawsuit. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion, and all motions are still pending. The Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may materially and adversely affect the Company's business, prospects, and financial condition. The Company intends to vigorously defend against the claims being asserted in the complaint.
The Company's participation in federal healthcare programs is not affected by the Settlement Agreement.

Note 7. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for similar issues. As of December 31, 2024, the Amended Loan Agreement had a carrying value of $19.1 million and a fair value of $19.2 million. As of December 31, 2023, the Amended Loan Agreement had a carrying value of $18.7 million and a fair value of $19.7 million. The estimated fair value of the Amended Loan Agreement was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of December 31, 2024 was $1.1 million and approximated its fair value.
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
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$15,144	$15,144	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$14,386	$14,386	$—	$—

The fair value of the Company's money market funds is based on quoted market prices.
Note 8. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and all $150.0 million remain available for sale as of December 31, 2024.
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with TD Securities (USA) LLC as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of Company common stock in the offering. As of December 31, 2024, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock were outstanding as of December 31, 2024:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	237,169	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	67,086	1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	1.84	April 1, 2016	April 1, 2026
Common stock warrants	20,944	14.32	December 7, 2018	December 7, 2025
Common stock warrants (Exchange Warrants)	804,951	0.001	June 22, 2021	None
	1,130,281
No warrants to purchase common stock were exercised during the years ended December 31, 2024 and 2023.
Note 9. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of December 31, 2024, 2,189,228 shares of common stock remained available for future awards. Pursuant to the evergreen provision, on January 1, 2025, an additional 705,613 shares of common stock became available for issuance under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	1,387,459	$4.24	$2,761
Awards granted	1,324,275	$2.11
Awards released	(413,202)	$4.87
Awards canceled	(588,159)	$4.11
Outstanding, December 31, 2024	1,710,373	$2.48	$7,013
As of December 31, 2024, all of the outstanding RSUs are unvested. The fair value of RSUs vested in the years ended December 31, 2024 and 2023 was $0.9 million and $0.6 million, respectively. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2024 and 2023 was $2.11 and $2.39, respectively. As of December 31, 2024, total unrecognized compensation cost related to RSUs was $3.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	986,819	$11.87	6.44	$228
Granted	55,500	$1.99
Exercised	(85,124)	$0.26
Forfeited	(9,623)	$16.70
Expired	(458,276)	$16.46
Outstanding, December 31, 2024	489,296	$8.39	6.53	$370
Vested and expected to vest, December 31, 2024	489,296	$8.39	6.53	$370
Options exercisable, December 31, 2024	468,706	$8.65	6.42	$332
The weighted-average grant date fair value per share of options granted during the years ended December 31, 2024 and 2023 was $1.44 and $2.17, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The fair value of the Company's common stock was $4.10 and $1.99 per share at December 31, 2024 and 2023, respectively. As of December 31, 2024, total unrecognized compensation cost related to option awards was negligible.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. During the year ended December 31, 2024, the Company issued 96,048 shares of common stock pursuant to scheduled purchases under the ESPP. As of December 31, 2024, 523,744 shares of common stock remained available for issuance. Pursuant to the evergreen provision, on January 1, 2025, an additional 176,403 shares became available for issuance under the ESPP.
Stock-based compensation expense related to the ESPP for each of the years ended December 31, 2024 and 2023 was less than $0.1 million. As of December 31, 2024, total unrecognized compensation cost related to stock purchase rights granted under the ESPP was less than $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years.
Stock-Based Compensation Expense

Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the statement of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$159	$191
Selling, general and administrative	1,374	3,174
Research and development	230	252
Total	$1,763	$3,617
Common stock reserved for future issuance consists of the following at December 31, 2024:

Warrants to purchase common stock	1,130,281
Common stock option grants issued and outstanding	489,296
Common stock reserved for issuance upon vesting of outstanding restricted stock units	1,710,373
Common stock available for grant under the 2019 Plan	2,189,228
Common stock available for future issuance under ESPP	523,744
Total	6,042,922
Note 10. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(12)	(33)
Total current	(12)	(33)
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Income tax expense	$(12)	$(33)
The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefits	2.2%	2.2%
Research and development tax credits	0.1%	0.1%
Stock compensation	(5.9)%	(3.4)%
Non-deductible expenses	(2.5)%	(1.4)%
Change in valuation allowance	(15.2)%	(18.5)%
Other	—%	(0.1)%
Effective tax rate	(0.3)%	(0.1)%
Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023 are shown below (in thousands). A valuation allowance has been established as realization of the Company’s deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense (in thousands).

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$35,348	$32,479
Research and development tax credits	2,360	2,353
Accruals, reserves and other	955	1,119
Interest expense	2,785	2,547
Indefinite lived assets	276	300
Stock compensation	598	1,391
Lease liability	681	925
Capitalization of research and experimentation costs	2,942	2,929
Total gross deferred tax assets	45,945	44,043
Less: valuation allowance	(45,237)	(42,942)
Deferred tax assets, net	708	1,101
Deferred tax liabilities:
Right of use assets	(592)	(814)
Basis differences in fixed and intangible assets	(116)	(287)
Deferred tax liabilities	(708)	(1,101)
Net deferred tax assets	$—	$—
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023, which related primarily to increases in net operating loss (NOL) carryforwards, research and development tax credits, and capitalization of research and experimentation costs were as follows (in thousands):

	December 31,
	2024	2023
Valuation allowance at the beginning of the year	$42,942	$38,567
Increases recorded to income tax provision	2,295	4,375
Valuation allowance at the end of the year	$45,237	$42,942
At December 31, 2024 and 2023, the Company had federal NOL carryforwards of approximately $141.5 million and $129.8 million, respectively. At December 31, 2024 and 2023, the Company had state NOL carryforwards of $98.7 million and $91.0 million, respectively. Approximately $43.5 million of the federal tax loss carryforwards will begin to expire in 2025, unless previously utilized. The federal NOL carryforwards generated after December 31, 2017 of $98.0 million will carryforward indefinitely. The Company’s state tax loss carryforwards will begin to expire in 2030, unless previously utilized.
At December 31, 2024, the Company's deferred tax assets are primarily comprised of federal and state tax NOL carryforwards. The Company completed a formal study through the year ended December 31, 2019 and determined ownership changes within the meaning of Internal Revenue Code (IRC), Section 382 had occurred in 2003, 2008, 2012, 2017 and 2019. Based on the analysis, $58.4 million of the Company's tax attribute carryforwards through December 31, 2017 cannot be utilized under IRC Section 382. The Company's ability to utilize NOL carryforwards generated after December 31, 2017 will not expire under the Tax Cuts and Jobs Act of 2017. The Company adjusted tax attribute carry forwards and deferred tax assets accordingly. As the deferred tax assets associated with the tax attribute carry forwards were fully offset by a valuation allowance, a corresponding reduction in the Company's valuation allowance was also recorded, resulting in no income tax impact.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years for 2004 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized NOLs and research and development credits.
The Company recognizes interest and/or penalties related to income tax matters in its provision for income taxes. The Company does not have any material accruals for, and did not recognize any, material interest or penalties in these financial statements in any period presented.
Uncertain Tax Positions
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits.
The Company does not believe that the balance of unrecognized tax benefits will materially change within the next twelve months.
Note 11. 401(k) Plan
The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. For each of the years ended December 31, 2024 and 2023, the Company made contributions to the 401(k) Plan at 4% of qualified employee compensation. For each of the years ended December 31, 2024 and 2023, these contributions totaled approximately $0.8 million.
Note 12. Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM in making decisions regarding resource allocation and assessing performance. The Company operates in a single operating segment focused on the design, development and commercialization of testing products which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease. Segment revenue is primarily derived from the sale of the Company’s testing products, most of which is attributable to its AVISE® CTD test.
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the Statement of Operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $44.7 million and $56.9 million for the years ended December 31, 2024 and 2023, respectively.
Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Year Ended December 31,
	2024	2023

Revenue	$55,641	$52,548
Costs of revenue	22,529	23,092
Gross margin	33,112	29,456
Segment operating expenses:
Employee expense	27,753	27,070
Outside services	4,253	5,920
Facilities related	3,674	5,125
Travel & entertainment	2,440	2,469
Stock compensation	1,604	3,426
Depreciation and amortization	1,041	1,426
Other[1]	5,983	6,857
Total segment operating expenses	46,748	52,293
Loss from operations	(13,636)	(22,837)
Interest expense	(2,234)	(2,335)
Interest income	767	1,516
Loss before income taxes	(15,103)	(23,656)
Income tax expense	(12)	(33)
Segment net loss	$(15,115)	$(23,689)
1 Other segment items included in Segment net loss include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.