Form 10-Q
period 2025-03-31
EXAGEN INC.
filed 2025-05-05
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 1, 2025 was 18,002,416.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$11,194	$22,036
Accounts receivable, net	14,728	7,835
Prepaid expenses and other current assets	6,583	6,584
Total current assets	32,505	36,455
Property and equipment, net	5,025	5,283
Operating lease right-of-use assets	2,168	2,401
Other assets	596	550
Total assets	$40,294	$44,689
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,509	$4,137
Accrued and other current liabilities	4,948	7,117
Deferred revenue	876	733
Operating lease liabilities, current	1,127	1,096
Borrowings, current	2,535	423
Total current liabilities	13,995	13,506
Borrowings, non-current, net of discounts and debt issuance costs	18,405	19,822
Operating lease liabilities, non-current	1,369	1,664
Other liabilities, non-current	122	157
Total liabilities	33,891	35,149
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 17,950,033 and 17,640,328 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	304,468	303,853
Accumulated deficit	(298,083)	(294,331)
Total stockholders' equity	6,403	9,540
Total liabilities and stockholders' equity	$40,294	$44,689
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue	$15,498	$14,415
Cost of revenue	6,375	5,817
Gross margin	9,123	8,598
Operating expenses:
Selling, general and administrative expenses	11,204	10,542
Research and development expenses	1,284	1,059
Total operating expenses	12,488	11,601
Loss from operations	(3,365)	(3,003)
Interest expense	(545)	(549)
Interest income	158	192
Net loss	$(3,752)	$(3,360)
Net loss per share, basic and diluted	$(0.20)	$(0.19)
Weighted-average number of shares used to compute net loss per share, basic and diluted	18,557,390	17,944,438
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	17,640,328	$18	$303,853	$(294,331)	$9,540
Issuance of stock from vested restricted stock units	229,151	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	80,554	—	198	—	198
Stock-based compensation	—	—	417	—	417
Net loss	—	—	—	(3,752)	(3,752)
Balances as of March 31, 2025	17,950,033	$18	$304,468	$(298,083)	$6,403
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	17,045,954	$17	$301,893	$(279,216)	$22,694
Issuance of stock from vested restricted stock units	217,056	—	—	—	—
Exercise of stock options	326	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	54,605	—	104	—	104
Stock-based compensation	—	—	553	—	553
Net loss	—	—	—	(3,360)	(3,360)
Balances as of March 31, 2024	17,317,941	$17	$302,550	$(282,576)	$19,991
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,752)	$(3,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	458
Amortization of debt discount and debt issuance costs	42	37
Non-cash interest expense	68	68
Loss on disposal of assets	6	36
Non-cash lease expense	234	214
Stock-based compensation	417	553
Changes in assets and liabilities:
Accounts receivable, net	(6,893)	(4,350)
Prepaid expenses and other current assets	2	565
Other assets	72	54
Operating lease liabilities	(263)	(235)
Accounts payable	231	(1,649)
Deferred revenue	143	—
Accrued and other current liabilities	(1,418)	(1,431)
Net cash used in operating activities	(10,671)	(9,040)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(86)
Proceeds from disposal of property and equipment	6	—
Net cash used in investing activities	(107)	(86)
Cash flows from financing activities:
Proceeds from common stock issued under Employee Stock Purchase Plan	198	104
Principal payments on finance lease obligations	(90)	(139)
Principal payments on notes payable obligations	(107)	(65)
Payment of deferred financing costs	(65)	—
Net cash used in financing activities	(64)	(100)
Net decrease in cash, cash equivalents and restricted cash	(10,842)	(9,226)
Cash, cash equivalents and restricted cash, beginning of period	22,236	36,693
Cash, cash equivalents and restricted cash, end of period	$11,394	$27,467
Supplemental disclosure of cash flow information:
Cash paid for interest	$402	$434
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$677	$—
Costs incurred, but not paid, in connection with capital expenditures	$176	$6

The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Financial Statements

Note 1. Organization
Description of Business
Exagen Inc. (the Company) is a medical technology company primarily focused on the design, development and commercialization of a next-generation portfolio of testing products under the AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease including, among others, systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA).
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of March 31, 2025, the Company had cash and cash equivalents of $11.2 million and had an accumulated deficit of $298.1 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
On April 25, 2025, the Company and Perceptive (as defined below) entered into the Credit Agreement (as defined below), under which an initial term loan of $25.0 million was funded, $19.7 million of which the Company used to repay the 2017 Term Loan (as defined below). See “Note 10 Subsequent Events—Perceptive Term Loan Facility” for more information.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited interim condensed balance sheets as of March 31, 2025, condensed statements of operations and stockholders' equity for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 11, 2025 (the 2024 Annual Report). In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements included in the 2024 Annual Report and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2025 and its results of operations for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain reclassifications have been made to prior period amounts to conform to the current presentation.
The preparation of the accompanying unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to revenue recognition, the estimated incremental borrowing rate for the determination of the Company's operating lease right-of-use (ROU) assets and the recoverability of its long-lived assets and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2025	2024
Medicare	23%	29%
Medicare Advantage	18%	17%
United Healthcare	*	10%

	Accounts Receivable, Net
	March 31, 2025	December 31, 2024
Medicare	24%	13%
Medicare Advantage	19%	25%

*	Less than 10%.
For the three months ended March 31, 2025 and 2024, approximately 92% and 90%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials. For the three months ended March 31, 2025 and 2024 approximately 76% and 92% of the Company's diagnostic testing supplies were purchased from two suppliers, respectively. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Commercial	$8,185	$6,863
Government	3,637	4,186
Client direct bill(1)	3,600	3,284
Other(2)	76	82
Total revenue	$15,498	$14,415
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a remaining maturity date of three months or less upon acquisition to be cash equivalents. These investments are stated at cost, which approximates fair value.
The Company has an arrangement with a financial institution with which it has an existing banking relationship, whereby in exchange for the issuance of corporate credit cards, the Company agreed to obtain a certificate of deposit with this financial institution in the amount of $0.2 million as collateral for the balances borrowed on these cards (the Credit Card Program). The Company has classified the value of this certificate of deposit (including all interest earned thereon) within other assets in the accompanying balance sheets. The Company has the right to terminate the Credit Card Program at any time. Upon termination of the Credit Card Program and repayment of all outstanding balances owed, the Company may redeem the certificate of deposit (and all interest earned thereon).
Cash, cash equivalents, and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$11,194	$22,036
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$11,394	$22,236
Long-Lived Assets
The Company’s long-lived assets are comprised principally of its property and equipment and operating lease assets. The Company amortizes all finite-lived intangible assets over their respective estimated useful lives. Operating lease assets are amortized over the term of the leases. In considering whether long-lived assets are impaired, the Company combines its long-lived assets into groupings, a determination which is made principally on the basis of whether the assets are specific to a particular test offered or technology being developed. If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Management’s estimates of future cash flows are impacted by projected test volume and levels of reimbursement, as well as expectations related to the future cost structure of the entity. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
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
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and follows a five-step process to determine the amount and timing of revenue recognized: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligation is satisfied. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended March 31, 2025 and 2024 was a $0.7 million and a $2.5 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company's portfolios are grouped per payor (i.e. each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test. Consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the condensed statements of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s condensed balance sheets.
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
Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represented the portion of payments received that have not been earned. During the fourth quarter of 2024 and the first quarter of 2025, the Company entered into various work orders to perform diagnostic testing services including identifying and evaluating biomarkers, and received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $0.9 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company recognized revenue of $0.1 million out of the beginning deferred revenue balance during the three months ended March 31, 2025 and no revenue was recognized out of the beginning deferred revenue balance during the three months ended March 31, 2024. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.
Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was zero as of each of March 31, 2025 and 2024. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $14.7 million and $7.8 million at March 31, 2025, and December 31, 2024, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant date estimated fair values over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The fair value of stock options and purchases under the Company's 2019 Employee Stock Purchase Plan (ESPP) is determined using the Black-Scholes-Merton (BSM) option pricing model, which requires management to make certain assumptions regarding a number of complex and subjective variables. Equity award forfeitures are recorded as they occur.
The BSM option pricing model incorporates various inputs, including the fair value of the Company's common stock, expected volatility, expected term and risk-free interest rates. Volatility is based on the Company's historical calculated volatility since being publicly traded. The weighted-average expected term of options was calculated using the simplified method, as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three months ended March 31, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31, 2025	March 31, 2024
Warrants to purchase common stock	325,330	409,108
Common stock options	608,146	928,900
Restricted stock units	1,822,547	1,781,040
Employee stock purchase plan	14,844	11,023
Total	2,770,867	3,130,071

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). This update requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Diagnostic testing supplies	$4,749	$5,725
Prepaid maintenance and insurance contracts	1,660	829
Other prepaid expenses and other current assets	174	30
Prepaid expenses and other current assets	$6,583	$6,584
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$112	$105
Laboratory equipment	4,897	4,248
Computer equipment and software	2,088	2,113
Leasehold improvements	3,286	3,286
Construction in progress	741	1,543
Total property and equipment	11,124	11,295
Less: accumulated depreciation and amortization	(6,099)	(6,012)
Property and equipment, net	$5,025	$5,283
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.5 million, respectively. At March 31, 2025 and December 31, 2024, the gross book value of assets under finance leases was $1.2 million and $2.0 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$3,433	$5,046
Other accrued liabilities	1,515	2,071
Accrued and other current liabilities	$4,948	$7,117

Note 4. Borrowings
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. As of March 31, 2025, no additional amounts remained available to borrow under the Amended Loan Agreement.
On April 28, 2023, the Company entered into the Amended Loan Agreement. The Amended Loan Agreement was treated as a modification. In connection with the Amended Loan Agreement, the Company repaid $10.0 million of the principal balance outstanding, for which the prepayment premium was waived. Pursuant to the Amended Loan Agreement, the interest rate on all borrowings under the Amended Loan Agreement was the sum (the Basic Rate) of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%, which is paid-in-kind in the form of additional term loans (PIK Loans). Under the Amended Loan Agreement, an amount equal to 1.5% of the Basic Rate was payable in-kind and capitalized to the principal amount of the outstanding term loan on a monthly basis until April 1, 2026, after which interest was scheduled to accrue at the Basic Rate. The maturity date of the loan was extended to December 31, 2026. The Company estimated the effective interest rate of this loan to be approximately 10.6% as of March 31, 2025 and December 31, 2024. Accrued interest was due and payable monthly, unless the Company elected to pay paid-in-kind interest. The outstanding principal and accrued interest under the Amended Loan Agreement was to be repaid in nine equal monthly installments commencing in April 2026, with a final installment on the maturity date. Upon repayment of the final installment under the Amended Loan Agreement, the Company was required to pay an additional fee of $1.0 million. This obligation is being accreted into interest expense over the term of the loan using the effective interest method. For each of the three months ended March 31, 2025 and 2024, the Company issued PIK Loans totaling $0.1 million, all of which is included in borrowings, non-current, net of discounts and debt issuance costs on the accompanying condensed balance sheets.
As of March 31, 2025, the Amended Loan Agreement was collateralized by a first priority security interest in substantially all of the Company's assets, including intellectual property. The Amended Loan Agreement contains customary affirmative and negative covenants.
The affirmative covenants required that the Company achieve a specified level of revenue, as measured quarterly on a rolling twelve-month basis, however the Company was not required to comply with the revenue covenant for any quarter during which it maintains a minimum aggregate cash balance equal to 50% of the aggregate principal amount of the Amended Loan Agreement (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, would be cured if, (i) within 30 days of failing to achieve the performance covenant, the Company submitted a new financial plan approved by the Company's board of directors (the Board) to Innovatus under which the Company was expected to break even on a cash flow basis prior to the maturity date, and (ii) within 30 days of the submission of such financial plan, the Company issued additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. The Amended Loan Agreement required that the Company maintained certain levels of minimum liquidity and maintained an unrestricted cash balance of $2.0 million.
As of March 31, 2025, the Company was in compliance with all covenants of the Amended Loan Agreement.

Upon an event of default in any of the Amended Loan Agreement covenants, the repayment of the 2017 Term Loan could be accelerated, and the applicable interest rate will be increased by 4.0% until the default is cured. Although repayment of the 2017 Term Loan could be accelerated under certain circumstances, the Company believed acceleration of this loan was not probable as of the date of these unaudited condensed financial statements. Accordingly, the Company has reflected the amounts of the Amended Loan Agreement due beyond twelve months of the balance sheet date as non-current.
On April 25, 2025, the Company and Perceptive entered into the Credit Agreement, under which an initial term loan of $25.0 million was funded, $19.7 million of which the Company used to repay the 2017 Term Loan. See “Note 10 Subsequent Events—Perceptive Term Loan Facility” for more information.
Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment in the normal course of business using notes payable. In January 2025, the Company entered into a financing arrangement to procure additional laboratory equipment. At March 31, 2025, the total liability balance related to the financed equipment was $1.7 million, with $0.7 million classified within borrowings, current and $1.0 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. At December 31, 2024, the total liability balance related to the financed equipment was $1.1 million, with $0.4 million classified within borrowings, current and $0.7 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2025, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2025 (remaining)	$1,800
2026	21,657
2027	472
2028	88
Total	24,017
Less:
Unamortized debt discount and issuance costs	(60)
Interest	(3,017)
Total borrowings, net of discounts and debt issuance costs	20,940
Less: Borrowings, current	(2,535)
Borrowings, non-current, net of discounts and debt issuance costs	$18,405
Note 5. Commitments and Contingencies
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements generally provide for ongoing royalty payments of less than 1% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when incurred and recorded in cost of revenue in the accompanying condensed statements of operations.
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
Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including for subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made or that the Company believes to be immaterial. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities. The Company does not believe the outcome of any such matters will have a material effect on its financial position or results of operations.
Pursuant to a settlement agreement with the Department of Justice (DOJ), which has been previously disclosed, Exagen made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. The U.S. Attorney’s Office dismissed the “covered conduct” elements in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The DOJ excused itself from the case in connection with the settlement. The Company’s ability to participate in federally funded healthcare programs was unaffected by the settlement. In November 2023, the complaint was unsealed and served on Exagen. Exagen filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion. In March 2025, the court granted Exagen’s motion to dismiss with prejudice and denied the relator’s motion for leave to amend. On April 14, 2025, the relator filed an appeal with respect to this ruling. The Company cannot predict the outcome of such an appeal, or its potential impact or effect on its business, prospects and financial condition. The Company intends to vigorously defend against the appeal. The Company's participation in federal healthcare programs is not affected by the settlement agreement.

Note 6. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of March 31, 2025, the Amended Loan Agreement had a carrying value and a fair value of $19.3 million. As of December 31, 2024, the Amended Loan Agreement had a carrying value of $19.1 million and a fair value of $19.2 million. The estimated fair value of the Amended Loan Agreement was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of March 31, 2025 and December 31, 2024 was $1.7 million and $1.1 million, respectively, and approximated its fair value.
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
The three levels of the valuation hierarchy for disclosure of fair value measurements are defined as follows:
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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$8,799	$8,799	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$15,144	$15,144	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.
Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and all $150.0 million remain available for sale as of March 31, 2025.
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with TD Securities (USA) LLC (TD Securities), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. As of March 31, 2025, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Outstanding Warrants
The following equity classified warrants to purchase common stock of the Company were outstanding as of March 31, 2025:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	237,169	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	67,086	$1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	$1.84	April 1, 2016	April 1, 2026
Common stock warrants	20,944	$14.32	December 7, 2018	December 7, 2025
Common stock warrants	804,951	$0.001	June 22, 2021	None
	1,130,281
No warrants to purchase common stock of the Company were exercised during the three months ended March 31, 2025 and 2024.

Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2025, an additional 705,613 shares of the Company's common stock became available for issuance under the 2019 Plan. As of March 31, 2025, 2,434,666 shares of the Company's common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	1,710,373	$2.48
Awards granted	463,531	$3.71
Awards released	(229,151)	$2.33
Awards canceled	(122,206)	$2.37
Outstanding, March 31, 2025	1,822,547	$2.82
As of March 31, 2025, all of the 1,822,547 outstanding RSUs were unvested. The fair value of RSUs vested in the three months ended March 31, 2025 and 2024 was $0.8 million and $0.4 million, respectively. The weighted average grant date fair value for RSUs granted in the three months ended March 31, 2025 and 2024 was $3.71 and $1.95 per unit, respectively. As of March 31, 2025, total unrecognized compensation cost related to RSUs was $4.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	489,296	$8.39	6.53	$370
Granted	120,070	$3.58
Expired	(1,220)	$15.65
Outstanding, March 31, 2025	608,146	$7.42	5.78	$282
Vested and expected to vest, March 31, 2025	608,146	$7.42	5.78	$282
Options exercisable, March 31, 2025	608,146	$8.60	4.61	$256
There were 120,070 stock options and no stock options granted in the three months ended March 31, 2025 and 2024, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. No options were exercised during the three months ended March 31, 2025, and the aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was negligible. As of March 31, 2025, total unrecognized compensation cost related to option awards was $0.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 3.55 years.

2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2025, an additional 176,403 shares of the Company's common stock became available for issuance under the ESPP. As of March 31, 2025, 619,593 shares of the Company's common stock remained available for issuance under the ESPP. During the three months ended March 31, 2025, a total of 80,554 shares of the Company's common stock were issued under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$55	$17
Selling, general and administrative	346	479
Research and development	16	57
Total	$417	$553
Note 9. Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment focused on the design, development and commercialization of testing products which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease. Segment revenue is primarily derived from the sale of the Company’s testing products, most of which is attributable to its AVISE® CTD test.
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the condensed statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $40.3 million and $44.7 million as of March 31, 2025 and December 31, 2024, respectively.
Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenue	$15,498	$14,415
Cost of revenue	6,375	5,817
Gross margin	9,123	8,598
Segment operating expenses:
Employee expense	7,548	6,693
Outside services	1,117	1,131
Facilities related	900	992
Travel & entertainment	736	533
Stock compensation	362	536
Depreciation and amortization	258	270
Other[1]	1,567	1,446
Total segment operating expenses	12,488	11,601
Loss from operations	(3,365)	(3,003)
Interest expense	(545)	(549)
Interest income	158	192
Segment net loss	$(3,752)	$(3,360)
1Other segment items included in Segment net loss include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.
Note 10. Subsequent Events
Perceptive Term Loan Facility
On April 25, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). An initial tranche of $25.0 million (the “Tranche A Loan”) was funded on April 25, 2025. Additional tranches of up to $10.0 million (the “Tranche B Loan”), $10.0 million (the “Tranche C Loan”), and $30.0 million (the “Tranche D Loan”) may be drawn subject to the Company’s satisfaction of certain conditions precedent, including specified revenue milestones (the funding date of the Tranche B Loan, the “Tranche B Borrowing Date,” the funding date of the Tranche C Loan, the “Tranche C Borrowing Date,” and the funding date of the Tranche D Loan, the “Tranche D Borrowing Date”). The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date.
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the “Applicable Margin”), payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. The Company may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets. In connection with the Credit Agreement, the Company also issued Perceptive a warrant to purchase up to 1,150,000 shares of the Company’s common stock, with portions of the warrant vesting upon funding of the various tranches. The warrant has a ten-year term from the applicable vesting date and includes customary anti-dilution and registration rights provisions.
The Credit Agreement includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025.

In addition, on the April 25, 2025, as consideration for the Credit Agreement, the Company issued to Perceptive a warrant certificate (the “Warrant Certificate”) to purchase up to 1,150,000 shares (the “Warrant Shares”) of the Company’s common stock. 400,000 Warrant Shares (the “Tranche A Warrant Shares”) vested and became exercisable on the date of issuance, 150,000 Warrant Shares (the “Tranche B Warrant Shares”) will vest and become exercisable on the Tranche B Borrowing Date, 150,000 Warrant Shares (the “Tranche C Warrant Shares”) will vest and become exercisable on the Tranche C Borrowing Date and 450,000 Warrant Shares (the “Tranche D Warrant Shares” and together with the Tranche A Warrant Shares, Tranche B Warrant Shares and Tranche C Warrant Shares, the “Warrant Shares”) will vest and become exercisable on the Tranche D Borrowing Date, if such borrowing is made. The per share exercise price for (i) 50% of the Tranche A Warrant Shares is $4.96 and (ii) the remaining balance of the Tranche A Warrant Shares is $5.58. Additionally, the per share exercise price for (i) 50% of each of the Tranche B Warrant Shares, the Tranche C Warrant Shares and the Tranche D Warrant Shares will be equal to the 10-day VWAP (as defined in the Warrant Certificate) of the Common Stock on the business day immediately preceding the Tranche B Borrowing Date, Tranche C Borrowing Date and Tranche D Borrowing Date, as applicable, and (ii) the remaining balance of each of the Tranche B Warrant Shares, the Tranche C Warrant Shares and the Tranche D Warrant Shares will be equal to 1.125 multiplied by the 10-day VWAP of the Common Stock on the business day immediately preceding the Tranche B Borrowing Date, Tranche C Borrowing Date and Tranche D Borrowing Date, respectively. The Warrant Certificate will be exercisable, in whole or in part, until the 10th anniversary of the applicable vesting date, and may be exercised on a cashless or “net” basis. The Warrant Certificate is freely transferable and will be automatically exercised, on a cashless basis, prior to its expiration if the value of the shares underlying the Warrant Certificate is greater than the then-applicable exercise price. The exercise prices described herein are subject to broad-based weighted anti-dilution protection adjustment for certain dilutive issuances and for certain recapitalization events, as further described in the Warrant Certificate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this Quarterly Report) and with our audited financial statements and notes thereto included in our 2024 Annual Report.
Forward Looking Statements
The following discussion and other parts of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item IA, "Risk Factors" in our 2024 Annual Report and Part II, Item 1A, “Risk Factors” in this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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
All of our AVISE® tests are performed in our approximately 13,000 square foot laboratory located in Vista, California, which is certified under the clinical laboratory testing administered by the Centers for Medicare &

Medicaid Services (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and Medicaid), client payors (such as hospitals, other laboratories, etc.) and patients. Reimbursement rates vary by product and payor.
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 92% and 90% of our revenue for the three months ended March 31, 2025 and 2024, respectively.
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
We market our AVISE® testing products using our specialized sales force covering 39 territories in the United States. Many diagnostic sales forces are trained only to understand the comparative benefits of the tests they promote. In contrast, the specialized backgrounds of our sales personnel, coupled with our comprehensive training, enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. We believe our focus on and experience in the field of rheumatology, combined with our commitment to excellent customer service and support, position us very well to respond to the needs of rheumatologists and the patients they serve.
Recent Developments
Perceptive Term Loan Facility
On April 25, 2025, we entered into the Perceptive Term Loan Facility, under which an initial term loan of $25.0 million was funded, $19.7 million of which we used to repay the 2017 Term Loan. See “Note 10 Subsequent Events—Perceptive Term Loan Facility” of our unaudited consolidated financial statements for more information.
Laboratory Developed Tests (“LDT”)
The federal Food and Drug Administration (“FDA”) announced a final rule on the regulation of LDTs on April 29, 2024 (the “Final Rule”), which sought to amend the federal Food, Drug, and Cosmetic Act (“FDCA”) to make it explicit that the FDA has the authority to regulate LDTs as medical devices and to phase out, over the course of four years, its general enforcement discretion approach to the regulation of LDTs. This Final Rule was challenged in the U.S. District Court for the Eastern District of Texas (the “Court”) by the American Clinical Laboratory Association. On March 31, 2025, the Court ruled that the FDA lacks the statutory authority under the FDCA to regulate LDTs. As a result, the Final Rule and LDTs remain regulated under existing state and federal regulations. The FDA may appeal the Court’s decisions and, if it does so successfully, the Final Rule could resume effect. Affected stakeholders may also continue to advocate for comprehensive congressional rulemaking that could expressly grant the FDA the requisite authority to implement the Final Rule (or a similar version of the Final Rule), which may be disruptive to the industry and to patient access to certain diagnostic tests. However, the FDA rulemaking for the Final Rule was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs. So, it is unclear whether any such legislative efforts would be successful or likely in the near term.

Research and Development
We continue our thoughtful approach to research and development. We believe there is significant potential to enhance existing or develop new testing products with superior clinical utility, on our own or through collaboration with partners.
▪PAD4 Biomarkers. We currently plan to commercially launch our peptidyl arginine deiminase 4 (PAD4) biomarker around the end of this year. We expect to gain ~8% in overall sensitivity for identifying patients with RA who would otherwise be serologically negative. This sensitivity gain would put our overall ability to detect the RA patient population at approximately 85%, far above conventional markers alone.
▪Lupus Nephritis Biomarkers. We continue to leverage our intellectual property licensed from Johns Hopkins University (JHU) to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from Lupus Nephritis (LN). We are currently testing a new customized array and currently expect to have results of this testing in the third quarter of 2025. We expect to make this panel available initially through Pharma collaborations for research use prior to releasing commercially through our clinical lab.
▪SLE Disease Activity. We are continuing to leverage clinical and laboratory data collected across multiple longitudinal SLE cohorts to identify a set of biomarkers that can inform an AI-developed algorithm aimed at guiding ongoing treatment decisions throughout the course of a lupus patient’s journey. This candidate assay for SLE Disease Activity is currently being clinically validated with patient recruitment ongoing.
▪RA Disease Activity. We are also continuing to leverage our extensive biorepository containing clinically annotated serum collected from RA patients to screen for a host of protein antibody markers in an effort to develop an algorithmic solution that accurately predicts RA disease activity in a manner that outperforms conventional RA biomarkers. This candidate assay for RA Disease Activity is in development, with the validation cohort procured for analysis.
▪Kidney Damage Biomarkers. We have developed a four-protein blood-based panel, which sensitively detects kidney damage in early LN and diabetic nephropathy which significantly outperforms creatinine and eGFR. A provisional patent application was filed in November 2024 for methods of detecting kidney damage using the blood-based panel. We continue to expect to make this panel available initially through Pharma collaborations for research use prior to releasing commercially through our clinical lab.
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will impact, our operating performance and results of operations, including:
▪Commercial Launch of AVISE® CTD Enhancements. Our flagship product, AVISE® CTD, enables clinicians to more effectively diagnose complex autoimmune conditions such as SLE, RA, and Sjögren’s syndrome earlier and with greater accuracy, in each case, as compared to the current standard of care. Our laboratory specializes in the testing of rheumatic diseases, delivering precise and timely results, supported by a full suite of AVISE®-branded tests for disease diagnosis, prognosis, and monitoring. With a focus on research, innovation, education, and patient-centered care, we are dedicated to addressing the ongoing challenges of autoimmune disease management.
In January 2025, we announced conditional approval by the New York State Department of Health (NYSDOH) and commercial launch of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers will further improve the clinical utility of AVISE® CTD, providing clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. We expect the addition of these new biomarkers will drive gains in our AVISE® CTD average selling price, gross margin expansion and increase demand while positioning us for profitability.
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we held claims in the first half of the fiscal year ended December 31, 2024, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the first half of the fiscal year ended December 31, 2024. As expected, this trend reversed in the second half of the fiscal year ended December 31, 2024 as cash was collected on billed tests. We held claims in the first quarter of the fiscal year ending December 31, 2025, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the first quarter of the fiscal year ending December 31, 2025 and a reversal of that trend is expected in the remaining three quarters of the fiscal year ending December 31, 2025.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through March 31, 2025, we have delivered over one million of these tests. During the three months ended March 31, 2025, the number of AVISE® CTD tests delivered increased by approximately 2% over the same period in 2024. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers, and on the success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers which we added to our AVISE® CTD tests in January 2025.
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
▪Deliver Sustainable Profitable Growth. We seek to establish a solid foundation for growth and a path to sustained profitability through continued gross margin enhancements and improved operating expense efficiencies through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement-oriented clinical studies to facilitate payor coverage of our testing products. We center our efforts around long-term reimbursement and Average Selling Price (ASP) growth. This strategy includes optimizing revenue cycle practices, focusing managed care efforts on medical policy expansion and continuing to educate insurance payors on the published, real-world evidence of the clinical utility of our testing products, demonstrating healthcare cost savings and reductions in time to diagnosis.
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
▪Changes in U.S. Trade Policy. Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. Our business requires access to reagents and other materials to run our tests, some of which we source from suppliers located outside the U.S., including Germany. Any imposition of or increase in tariffs or other restrictions on imports of reagents or other materials, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors in the section entitled "Risk Factors" in our 2024 Annual Report.
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
Our ability to increase our revenue will depend on the success of the T-Cell Biomarker and RA Sub-Profile Biomarkers enhancements to our AVISE® CTD test, in addition to our ability to further penetrate the market for our current and future testing products and increase our reimbursement and collection rates (ASP) for tests delivered.
In April 2022, we were granted a Proprietary Laboratory Analyses code (PLA code) for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian Healthcare Solutions (Noridian), our Medicare Administrative Contractor, has set the current pricing for this PLA code at $840.65 per test through December 31, 2025. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
We submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code and on September 27, 2022, we received notice that Noridian deemed our application for a Local Coverage Determination (LCD) to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in our 2024 Annual Report and this Quarterly Report. In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and respond to requests for additional information. On January 31, 2024, CMS released a coverage article under which all multi-analyte proteomic testing will be considered within the scope of the Molecular Diagnostic Services Program administered by Palmetto GBA on behalf of CMS (MolDX) and reviewed through their technology assessment process. The article listed several such tests, including the AVISE® Lupus test, and requires all laboratories furnishing multi-analyte proteomics testing in MolDX jurisdictions to register with the DEX® Diagnostics Exchange Registry and obtain a Z-Code® identifier. We were issued a Z-Code® identifier in May 2024. To determine if the submitted tests are compliant with relevant policy requirements, these tests will undergo technical assessment by Palmetto GBA as part of the MolDX program.
We face consistent challenges relating to commercial payor claim processing and revenue. While collectability has improved with certain plans year-over-year, we continue to experience denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the first quarter of 2024, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the three months ended March 31, 2025 improved by approximately 2.0% as compared to the number of AVISE® CTD tests delivered during the three months ended March 31, 2024 due continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion.
Cost of Revenue
Cost of revenue represents the expenses associated with obtaining and testing patient specimens. The components of our cost of revenue include materials costs, direct labor, equipment, infrastructure expenses, shipping charges to transport specimens, blood specimen collections fees, royalties, depreciation and allocated overhead (including rent and utilities).
Each payor, whether commercial, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each period's billings. We expect that our cost of revenue will increase year-over-year in the near-term as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test.
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
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, including the borrowings under our Amended Loan Agreement with Innovatus. We expect interest expense to increase by approximately $1.0 million annually in the year ending December 31, 2025 as compared to the year ended December 31, 2024, as a result of borrowings under the Perceptive Term Loan Facility.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$15,498	$14,415	$1,083
Cost of revenue	6,375	5,817	558
Gross margin	9,123	8,598	525
Operating expenses:
Selling, general and administrative expenses	11,204	10,542	662
Research and development expenses	1,284	1,059	225
Total operating expenses	12,488	11,601	887
Loss from operations	(3,365)	(3,003)	(362)
Interest expense	(545)	(549)	4
Interest income	158	192	(34)
Net loss	$(3,752)	$(3,360)	$(392)
Revenue

Revenue increased $1.1 million, or 7.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to ASP expansion driven primarily by our new biomarkers, and, to a lesser extent, an increase in test volume. The number of AVISE® CTD tests delivered in the three months ended March 31, 2025 increased by approximately 2% compared to the same period in 2024.
Cost of Revenue
Cost of revenue increased $0.6 million, or 9.6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to increases of $0.5 million in materials and supplies and $0.5 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, partially offset by a decrease of $0.2 million in royalties, a decrease of $0.1 million in shipping and handling costs and a decrease of $0.1 million in outside services.
Gross Margin
Gross margin as a percentage of revenue decreased to 58.9% for the three months ended March 31, 2025 compared to 59.6% for the three months ended March 31, 2024, primarily due to the changes to revenue and cost of revenue described above and our bearing costs associated with processing tests that include our new biomarkers under client direct bill contracts prior to amending such contracts to update the contract price to reflect the additional biomarkers. The majority of our client direct bill contracts have now been amended accordingly.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.7 million, or 6.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $0.7 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, and an increase of $0.2 million in travel and entertainment, offset by a decrease of $0.1 million in outside services and a decrease of $0.1 million in facilities.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but should decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.2 million, or 21.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $0.1 million in employee-related expenses (including salaries, benefits and stock-based compensation) and an increase of $0.1 million in outside services.
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but should decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense remained substantially consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest Income
Interest income remained substantially consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2025 and 2024, we incurred a net loss of $3.8 million and $3.4 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of March 31, 2025, we had an accumulated deficit of $298.1 million and cash and cash equivalents of $11.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and money market funds. The Company held claims in the first quarter of the fiscal year ending December 31, 2025, which resulted in increases in its accounts receivable and an accelerated decrease in its cash and cash equivalents in the first quarter of the fiscal year ending December 31, 2025 and a reversal of that trend is expected in the remaining three quarters of the fiscal year ending December 31, 2025.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under our Amended Loan Agreement.
Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property. The Amended Loan Agreement contains customary conditions to borrowing, events of default, and covenants, including covenants requiring us to maintain minimum liquidity of $2.0 million, covenants to achieve certain minimum amounts of revenue, and covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. Per the Amended Loan Agreement, we are not required to comply with the revenue covenant for any quarter during which we maintain a minimum aggregate cash balance equal to 50.0% of the aggregate principal amount of the 2017 Term Loan funded (excluding any capitalized interest paid-in-kind) at all times during such quarter. The consequences of failing to achieve the performance covenants, when applicable, will be cured if, (i) within 30 days of failing to achieve the performance covenant, we submit a new financial plan approved by our Board to Innovatus under which we are expected to break even on a cash flow basis prior to the maturity date, and (ii) within 30 days of the submission of such financial plan, we issue additional equity securities or subordinated debt with net proceeds sufficient to fund any cash flow deficiency generated from operations, as defined in the Amended Loan Agreement. In addition, upon the occurrence of an event of default, Innovatus, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of March 31, 2025, we were in compliance with all covenants of the Amended Loan Agreement with Innovatus.
On April 25, 2025, we entered into the Perceptive Term Loan Facility, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million, including an initial tranche of $25.0 million funded on the closing date, of which $19.7 million was used to repay the 2017 Term Loan. As of April 30, 2025, following the funding of the initial tranche and the repayment of the 2017 Term Loan, we had approximately $28.0 million in cash, cash equivalents and accounts receivable. The Perceptive Term Loan Facility enhances our liquidity position and provides additional financial flexibility, subject to the satisfaction of certain revenue-based and other customary conditions for future tranches
On November 17, 2023, we filed the 2023 Shelf Registration Statement covering the offering, from time to time, of up to $150.0 million shares of our common stock, preferred stock, debt securities, warrants and units, all of which remain available for sale at March 31, 2025.
On September 15, 2022, we entered into the Sales Agreement with TD Securities, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering and, as of March 31, 2025, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect increases in cost of revenue as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test. We also anticipate increases in our selling, general and administrative expenses due to increased headcount. We expect research and development expenses to remain relatively consistent in the short-term. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA and payments for finance leases related to our laboratory equipment (see Note 4, Borrowings, and Note 5, Commitments and Contingencies, to our unaudited financial statements included in this Quarterly Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Until such time, if ever, as we can generate revenue to support our costs structure, we expect to finance our operations as needed through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The Perceptive Term Loan Facility involves, and any additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$(10,671)	$(9,040)
Investing activities	(107)	(86)
Financing activities	(64)	(100)
Net change in cash, cash equivalents and restricted cash	$(10,842)	$(9,226)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $10.7 million, primarily resulting from (i) our net loss of $3.8 million adjusted for non-cash charges of $1.2 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $8.1 million primarily related to net increases in accounts receivable and net decreases in accrued and other current liabilities and operating lease liabilities, partially offset by net increases in accounts payable.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.1 million, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from ESPP purchases.
Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from purchases under the Company's 2019 ESPP.
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

For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2024 Annual Report. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our 2024 Annual Report.
Recent Accounting Pronouncements
Please see Note 2, Summary of Significant Accounting Policies, to the unaudited condensed financial statements included in this Quarterly Report for a summary of recent accounting pronouncements.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to a settlement agreement with the DOJ, which has been previously disclosed, Exagen made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. The U.S. Attorney’s Office dismissed the “covered conduct” elements in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The DOJ excused itself from the case in connection with the settlement. Exagen’s ability to participate in federally funded healthcare programs was unaffected by the settlement. In November 2023, the complaint was unsealed and served on Exagen. Exagen filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion. In March 2025, the court granted Exagen’s motion to dismiss with prejudice and denied the relator’s motion for leave to amend. The relator filed an appeal with respect to this ruling. We cannot predict the outcome of such an appeal, or its potential impact or effect on our business, prospects and financial condition. We intend to vigorously defend against the appeal. The Company's participation in federal healthcare programs is not affected by the settlement agreement.

Item 1A. Risk Factors

Other than the following risk factor, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.
Our business requires access to reagents and other materials to run our tests, some of which we source from suppliers located outside the U.S. Any imposition of or increase in tariffs or other restrictions on imports of reagents or other materials, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.
Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources.

Our term loan contains restrictions that limit our flexibility in operating our business, and if we fail to comply with the covenants and other obligations under our loan agreement, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.
On April 25, 2025, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). An initial tranche of $25.0 million was funded on April 25, 2025. Additional tranches of up to $10.0 million, $10.0 million, and $30.0 million may be drawn subject to the Company’s satisfaction of certain conditions precedent, including specified revenue milestones. The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date. The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the “Applicable Margin”), payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. The Company may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
The Credit Agreement is collateralized by substantially all of our personal property, including our intellectual property. The Credit Agreement includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. As a result of these covenants, we have certain limitations on the manner in which we can conduct our business, and we may be restricted from engaging in favorable business activities or financing future operations or capital needs until our current debt obligations are paid in full or we obtain the consent of Perceptive, which we may not be able to obtain. We cannot be certain that we will be able to generate sufficient cash flow or revenue to meet the financial covenants or pay the principal and accrued interest on our debt.
In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. An event of default includes, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. If an event of default occurs and we are unable to repay amounts due under the Credit Agreement, Perceptive could foreclose on substantially all of our personal property, including our intellectual property. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to Perceptive or any other debt we may incur in the future.

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
4.5	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
10.1^	Credit Agreement and Guaranty, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.1	4/28/2025
10.2^	Security Agreement, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.2	4/28/2025
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.					X

*     Furnished herewith. This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

^    Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: May 5, 2025	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)