Form 10-Q
period 2025-06-30
EXAGEN INC.
filed 2025-07-29
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on July 24, 2025 was 22,003,641.

Part I. Financial Information
Item 1. Unaudited Condensed Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$30,033	$22,036
Accounts receivable, net	14,272	7,835
Prepaid expenses and other current assets	6,681	6,584
Total current assets	50,986	36,455
Property and equipment, net	4,582	5,283
Operating lease right-of-use assets	1,929	2,401
Other assets	1,263	550
Total assets	$58,760	$44,689
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,510	$4,137
Accrued and other current liabilities	4,942	7,117
Deferred revenue	1,016	733
Operating lease liabilities, current	1,160	1,096
Borrowings, current	667	423
Total current liabilities	10,295	13,506
Borrowings, non-current, net of discounts and debt issuance costs	22,310	19,822
Operating lease liabilities, non-current	1,067	1,664
Warrant liability	3,963	—
Other liabilities, non-current	91	157
Total liabilities	37,726	35,149
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 21,998,739 and 17,640,328 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	22	18
Additional paid-in capital	323,534	303,853
Accumulated deficit	(302,522)	(294,331)
Total stockholders' equity	21,034	9,540
Total liabilities and stockholders' equity	$58,760	$44,689
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$17,202	$15,064	$32,700	$29,479
Cost of revenue	6,807	6,008	13,182	11,825
Gross margin	10,395	9,056	19,518	17,654
Operating expenses:
Selling, general and administrative expenses	11,542	10,464	22,746	21,006
Research and development expenses	1,483	1,179	2,767	2,238
Total operating expenses	13,025	11,643	25,513	23,244
Loss from operations	(2,630)	(2,587)	(5,995)	(5,590)
Interest expense	(1,124)	(560)	(1,669)	(1,109)
Loss on extinguishment of debt	(295)	—	(295)	—
Change in fair value of warrant liability	(438)	—	(438)	—
Interest income	85	181	243	373
Loss before income taxes	(4,402)	(2,966)	(8,154)	(6,326)
Income tax expense	(37)	—	(37)	—
Net loss	$(4,439)	$(2,966)	$(8,191)	$(6,326)
Net loss per share, basic and diluted	$(0.21)	$(0.16)	$(0.41)	$(0.35)
Weighted-average number of shares used to compute net loss per share, basic and diluted	21,085,749	18,178,185	19,830,265	18,061,312
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	17,640,328	$18	$303,853	$(294,331)	$9,540
Issuance of stock from vested restricted stock units	229,151	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	80,554	—	198	—	198
Stock-based compensation	—	—	417	—	417
Net loss	—	—	—	(3,752)	(3,752)
Balances as of March 31, 2025	17,950,033	18	304,468	(298,083)	6,403
Issuance of stock from public offering, net of issuance costs of $1,598	3,852,500	4	18,623	—	18,627
Issuance of stock from warrant exercises	107,969	—	—	—	—
Issuance of stock from vested restricted stock units	88,129	—	—	—	—
Exercise of stock options	108	—	—	—	—
Stock-based compensation	—	—	443	—	443
Net loss	—	—	—	(4,439)	(4,439)
Balances as of June 30, 2025	21,998,739	$22	$323,534	$(302,522)	$21,034
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
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,191)	$(6,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906	887
Amortization of debt discount and debt issuance costs	121	78
Amortization of loan commitment fees	184	—
Change in fair value of warrant liability	438	—
Loss on extinguishment of debt	295	—
Bad debt expense	455	—
Non-cash interest expense	68	137
Non-cash lease expense	473	433
Stock-based compensation	860	1,113
Other	78	111
Changes in assets and liabilities:
Accounts receivable, net	(6,892)	(5,152)
Prepaid expenses and other current assets	798	185
Other assets	288	102
Operating lease liabilities	(533)	(475)
Accounts payable	(1,577)	(820)
Deferred revenue	283	—
Accrued and other current liabilities	(1,610)	(1,739)
Net cash used in operating activities	(13,556)	(11,466)
Cash flows from investing activities:
Purchases of property and equipment	(322)	(222)
Proceeds from disposal of property and equipment	6	—
Net cash used in investing activities	(316)	(222)
Cash flows from financing activities:
Proceeds from common stock issued, net of issuance costs	18,777	—
Proceeds from common stock issued under Employee Stock Purchase Plan	199	104
Principal payments on finance lease obligations	(139)	(267)
Principal payments on notes payable obligations	(265)	(163)
Proceeds from issuance of debt and warrants, net of discounts	23,672	—
Payment to extinguish debt	(19,705)	—
Payment of debt issuance costs	(670)	—
Net cash provided by (used in) financing activities	21,869	(326)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,997	(12,014)
Cash, cash equivalents and restricted cash, beginning of period	22,236	36,693
Cash, cash equivalents and restricted cash, end of period	$30,233	$24,679
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,222	$871
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$682	$—
Recognition of warrant liability	$3,525	$—
Equipment purchased under notes payable obligations	$—	$706
Unpaid financing costs included in accounts payable and accrued liabilities	$350	$—
Costs incurred, but not paid, in connection with capital expenditures	$—	$39

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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of June 30, 2025, the Company had cash and cash equivalents of $30.0 million and had an accumulated deficit of $302.5 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements.
On April 25, 2025, the Company and Perceptive Credit Holdings IV, LP (Perceptive) entered into the Credit Agreement (as defined below), under which an initial term loan of $25.0 million was funded, $19.7 million of which the Company used to repay the 2017 Term Loan (as defined below). The Company received $3.0 million in proceeds, net of issuance costs and repayment of the 2017 Term Loan. The term loan facility allows the Company to draw up to an aggregate principal amount of $75.0 million in several tranches, subject to specified milestone requirements. Additionally, pursuant to the Credit Agreement, the Company also issued a warrant certificate to purchase up to 1,150,000 shares of common stock (the Warrant Certificate), 400,000 of which vested and became exercisable upon issuance (the Tranche A Warrant Shares) and up to 750,000 of which will vest and become exercisable if and when the additional debt tranches are drawn by the Company. See “Note 4 Borrowings—Perceptive Term Loan Facility” for more information.
On May 9, 2025, the Company issued and sold an aggregate of 3,852,500 shares of its common stock at a public offering price of $5.25 per share, for aggregate net proceeds of $18.6 million after deducting underwriting discounts and commissions and other offering expenses. See “Note 7 Stockholders' Equity—2025 Public Offering” for more information.
To execute its business plans, the Company may need additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can achieve significant cash flows from operations, if ever, it may need to finance its operations through the sale of its stock, debt financings or other strategic transactions. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. Although management believes the Company's existing capital resources are adequate to fund operations for the next twelve months, if the Company is unable to obtain additional funding in the future, the Company could be forced to delay, reduce or eliminate some or all of its programs, product portfolio expansion plans or commercialization efforts, which could have a material adverse effect on the Company's business, operating results and financial condition and the Company's ability to achieve its intended business objectives.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited interim condensed balance sheets as of June 30, 2025, condensed statements of operations and stockholders' equity for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in its Annual Report on Form 10-K filed with the SEC on March 11, 2025 (the 2024 Annual Report). In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements included in the 2024 Annual Report and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2025 and its results of operations for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain reclassifications have been made to prior period amounts to conform to the current presentation.
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
Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to revenue recognition, the fair value of the warrant liability, the estimated incremental borrowing rate for the determination of the Company's operating lease right-of-use (ROU) assets, and the recoverability of its long-lived assets and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	23%	23%	23%	25%
Customer B	16%	25%	17%	21%
Customer C	*	11%	10%	*
Customer D	10%	*	*	*

	Accounts Receivable, Net
	June 30, 2025	December 31, 2024
Customer A	14%	13%
Customer B	22%	25%

*	Less than 10%.

For the three months ended June 30, 2025 and 2024, approximately 91% and 90%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to AVISE® CTD test for the six months ended June 30, 2025 and 2024 was approximately 91% and 90%, respectively.
The Company is dependent on key suppliers for certain laboratory materials, consisting primarily of reagents and biomarkers used in our diagnostic tests. For the three months ended June 30, 2025 and 2024 approximately 87% and 99%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For the six months ended June 30, 2025 and 2024, approximately 92% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from three suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Commercial	$8,811	$8,672	$17,571	$15,535
Government	3,926	3,457	7,633	7,643
Client direct bill(1)	4,371	2,910	7,367	6,194
Other(2)	94	25	129	107
Total revenue	$17,202	$15,064	$32,700	$29,479
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
Cash, cash equivalents, and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$30,033	$22,036
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$30,233	$22,236
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended June 30, 2025 and 2024 was a $0.1 million and a $3.1 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the six months ended June 30, 2025 and 2024 was a $1.0 million and a $5.1 million net revenue increase, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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

Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represented the portion of payments received that have not been earned. During the fourth quarter of 2024 and the first quarter of 2025, the Company entered into various work orders to perform diagnostic testing services including identifying and evaluating biomarkers, and received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $1.0 million and $0.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized revenue of $0.2 million out of the beginning deferred revenue balance during the six months ended June 30, 2025 and no revenue was recognized out of the beginning deferred revenue balance during the six months ended June 30, 2024. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.
Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was $0.5 million and zero as of June 30, 2025 and 2024, respectively. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $14.3 million and $7.8 million at June 30, 2025, and December 31, 2024, respectively.
Loan Commitment Fees
Loan commitment fees are generally included as a reduction of the proceeds from the outstanding debt. If there were no borrowings drawn on the related credit facility, the loan commitment fees are classified as assets until the related debt is drawn. The Company’s loan commitment fee is comprised of an upfront cash payment and a contingent obligation to issue future warrants to Perceptive in connection with the Credit Agreement (as defined below). The amounts have been recognized in prepaid expenses and other current assets for the short-term portion of $1.1 million and within other assets for the long-term portion of $0.8 million on the condensed balance sheets as of June 30, 2025. As the Company is not reasonably certain it will draw on the future debt tranches, the loan commitment fees are amortized ratably into interest expense over the outstanding draw periods. During the three and six months ended June 30, 2025, the Company recognized $0.2 million in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed statements of operations.
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
The BSM option pricing model incorporates various inputs, including the fair value of the Company's common stock, expected volatility, expected term and risk-free interest rates. Volatility is based on the Company's historical calculated volatility since being publicly traded. The Company computes the historical volatility data using the daily closing prices of the Company’s common stock during the equivalent period that approximates the calculated expected term of the stock options. The weighted-average expected term of options was calculated using the simplified method, as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For the three and six months ended June 30, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding, as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30, 2025	June 30, 2024
Warrants to purchase common stock	580,339	409,108
Common stock options	564,441	817,046
Restricted stock units	1,679,624	1,679,469
Employee stock purchase plan	54,454	38,299
Total	2,878,858	2,943,922
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

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Diagnostic testing supplies	$3,744	$5,725
Prepaid maintenance and insurance contracts	1,707	829
Loan commitment fees	1,132	—
Other prepaid expenses and other current assets	98	30
Prepaid expenses and other current assets	$6,681	$6,584
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and fixtures	$121	$105
Laboratory equipment	5,366	4,248
Computer equipment and software	2,112	2,113
Leasehold improvements	3,336	3,286
Construction in progress	10	1,543
Total property and equipment	10,945	11,295
Less: accumulated depreciation and amortization	(6,363)	(6,012)
Property and equipment, net	$4,582	$5,283
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was approximately $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense was approximately $0.9 million and $0.9 million, respectively. At June 30, 2025 and December 31, 2024, the gross book value of assets under finance leases was $0.7 million and $2.0 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$3,455	$5,046
Other accrued liabilities	1,487	2,071
Accrued and other current liabilities	$4,942	$7,117

Note 4. Borrowings
Perceptive Term Loan Facility
On April 25, 2025, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the Perceptive Term Loan Facility) broken into four tranches. An initial tranche of $25.0 million (the Tranche A Loan) was funded on April 25, 2025, of which $19.7 million was used to repay the 2017 Term Loan (as defined below) with Innovatus Life Sciences Lending Fund I, LP (Innovatus). Additional tranches of up to $10.0 million (the Tranche B Loan), $10.0 million (the Tranche C Loan), and $30.0 million (the Tranche D Loan, and collectively with the Tranche A Loan, the Tranche B Loan and the Tranche C Loan, the Term Loans) may be drawn at the Company's option subject to the Company’s satisfaction of certain conditions, including specified revenue milestones. The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date.
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the Applicable Margin), payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. The Company may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets and includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. As of June 30, 2025, the Company was in compliance with all covenants required under the Credit Agreement.
In addition, on April 25, 2025, as consideration for the Credit Agreement, the Company issued to Perceptive the Warrant Certificate. The 400,000 Tranche A Warrant Shares vested and became exercisable on the date of issuance, and warrants to purchase up to 750,000 shares of the Company's common stock will vest and become exercisable if and when the additional debt tranches are drawn by the Company. The Warrant Certificate has a ten-year term from the applicable vesting date and includes broad-based weighted anti-dilution protection for certain dilutive issuances and for certain recapitalization events and registration rights provisions.
The Company concluded that the Tranche A Warrant qualifies for liability classification and recorded the fair value of $2.2 million at issuance as a debt discount. The Company also recognized debt issuance costs of $1.4 million as additional debt discount. These amounts are amortized over the remaining term of the Perceptive Term Loan Facility under the effective interest method. The proportionate amount of the upfront closing fee paid of $1.1 million and the fair value of $1.3 million related to the contingent warrants that may be issued for future debt tranches are recorded as a loan commitment asset and amortized as discussed in Note 2.

For the three and six months ended June 30, 2025, the Company recognized $0.8 million of interest expense, including $0.1 million of debt discount amortization, in connection with the Perceptive Term Loan Facility. The effective interest rate was 16.2% per annum. As of June 30, 2025, the Perceptive Term Loan Facility had a carrying value of $21.4 million, classified within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets.
2017 Term Loan

In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus, as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. As of March 31, 2025, the Term Loan Facility was fully drawn with an outstanding principal balance of $19.8 million and a carrying value of $19.3 million. The interest rate on all borrowings under the Amended Loan Agreement was the sum of (a) the greater of 8.0% or The Wall Street Journal prime rate (the Prime Rate), plus (b) 2.0%. Interest on any outstanding term loan advances was due and payable monthly, unless the Company elected to pay paid-in-kind interest. In addition to the monthly interest payments, a final payment equal to $1.0 million was due the earlier of the maturity date or the date the advance is repaid. Principal balances were required to be repaid in 24 equal installments which began on August 1, 2023.

On April 25, 2025, the Company fully repaid all $19.7 million in outstanding indebtedness owed to Innovatus pursuant to its Amended Loan Agreement and terminated the agreement. During the six months ended June 30, 2025, the Company recognized a $0.3 million loss on extinguishment of debt in connection with the early repayment of the 2017 Term Loan on the Company's condensed statements of operations.

Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment in the normal course of business using notes payable. In January 2025, the Company entered into a financing arrangement to procure additional laboratory equipment. At

June 30, 2025, the total liability balance related to the financed equipment was $1.5 million, with $0.7 million classified within borrowings, current and $0.8 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. At December 31, 2024, the total liability balance related to the financed equipment was $1.1 million, with $0.4 million classified within borrowings, current and $0.7 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of June 30, 2025, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

2025 (remaining)	$1,888
2026	3,700
2027	3,450
2028	3,117
2029	2,978
2030	25,930
Total	41,063
Less:
Unamortized debt discount and issuance costs	(3,560)
Interest	(14,526)
Total borrowings, net of discounts and debt issuance costs	22,977
Less: Borrowings, current	(667)
Borrowings, non-current, net of discounts and debt issuance costs	$22,310
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
Supply Agreements
The Company has a supply agreement with one of its suppliers for certain reagents, which includes pricing terms and minimum purchase commitments, through December 31, 2025, for consumable products related to the Company's biomarkers. The aggregate minimum annual purchase commitment related to such agreement for the year ending December 31, 2025 is $10.4 million.
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
Pursuant to a settlement agreement with the Department of Justice (DOJ), which has been previously disclosed, the Company made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. The U.S. Attorney’s Office dismissed the “covered conduct” elements in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The DOJ excused itself from the case in connection with the settlement. The Company’s ability to participate in federally funded healthcare programs was unaffected by the settlement. In November 2023, the complaint was unsealed and served on the Company. The Company filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. The Company opposed this motion. In March 2025, the court granted the Company’s motion to dismiss with prejudice and denied the relator’s motion for leave to amend. On April 14, 2025, the relator filed an appeal with respect to this ruling. On July 15, 2025, the qui tam case was dismissed with prejudice by the presiding judge. Both the DOJ and the relator’s counsel filed a stipulation of dismissal in the matter.
Note 6. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of June 30, 2025, the Perceptive Term Loan Facility had a carrying value of $21.4 million and a fair value of $22.0 million. The estimated fair value of the Perceptive Term Loan Facility was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of June 30, 2025 and December 31, 2024 was $1.5 million and $1.1 million, respectively, and approximated its fair value.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$—	$—	$—	$—

Liabilities:
Warrant liability	$3,963	$—	$—	$3,963

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$15,144	$15,144	$—	$—
The fair value of the Company's money market funds is based on quoted market prices.
Warrant Liability

The Company recorded a liability for the Warrant Certificate issued in connection with the Perceptive Term Loan Facility at fair value utilizing a probability-weighted BSM option pricing model using significant unobservable inputs consisting of the Company's probability assessment of drawing future debt tranches, the inputs used for the Company’s stock-based compensation expense adjusted for the Warrant Certificate’s expected term, which is calculated based on the remaining contractual term, and the fair value of the underlying common stock. As such, the warrant liability was determined to be a Level 3 fair value measurement.

The assumptions used in the BSM option pricing model to determine the fair value of the warrant liability were as follows:

	April 25, 2025 (Warrant Certificate Issuance Date)	June 30, 2025
Fair value of underlying common stock	$6.21	$6.98
Exercise price	$4.96 - $6.99	$4.96 - $7.85
Risk-free interest rate	4.3%	4.2% - 4.3%
Expected volatility	88.8%	88.1% - 88.3%
Expected term (in years)	10.0	9.8 - 10.0
Expected dividend yield	—%	—%

The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches as well as the likelihood that the Company will exercise the right to draw one or more future debt tranches. The Company assessed these factors at inception and as of June 30, 2025 and applied a weighted-average probability of approximately 33% in the measurement of fair value, given current and forecasted capital needs. Significant increases or decreases in the probability assessment in future periods may increase or decrease the fair value estimate of the warrant liability, respectively. The interrelationship between these inputs is insignificant.

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2024	$—
Fair value of warrant liability	3,525
Change in fair value of warrant liability	438
Balance at June 30, 2025	$3,963

Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and $129.8 million remain available for sale as of June 30, 2025.
At The Market Sales Agreement
On September 15, 2022, the Company entered into a sales agreement, as amended on November 17, 2023 (the Sales Agreement) with TD Securities (USA) LLC (TD Securities), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. As of June 30, 2025, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
2025 Public Offering
On May 8, 2025, the Company entered into an underwriting agreement (the Underwriting Agreement) with Canaccord Genuity LLC (the Underwriter) relating to the issuance and sale of an aggregate of 3,852,500 shares of its common stock, including 502,500 shares of the Company's common stock issued and sold pursuant to the exercise in full of the Underwriters’ option to purchase additional shares, to the Underwriter at a price to the public of $5.25 per share (the 2025 Public Offering). The 2025 Public Offering closed on May 9, 2025. The net proceeds to the Company from the 2025 Public Offering were approximately $18.6 million after deducting $1.6 million of the underwriting discounts and commissions and other offering expenses payable by the Company.
Outstanding Warrants
The following equity classified warrants to purchase common stock of the Company were outstanding and exercisable as of June 30, 2025:

	Shares	Weighted-Average Exercise Price	Issuance date	Expiration date
Common stock warrants	124,848	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	34,416	$1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	$1.84	April 1, 2016	April 1, 2026
Common stock warrants	20,944	$14.32	December 7, 2018	December 7, 2025
Common stock warrants	804,951	$0.001	June 22, 2021	None
Common stock warrants	400,000	$5.27	April 25, 2025	April 25, 2035
	1,385,290
In connection with the Perceptive Term Loan Facility, the Company may issue warrants for the purchase of up to an additional 750,000 shares of the Company’s common stock if and when the Company satisfies certain conditions and chooses to draw additional debt tranches during the respective draw periods.
The Company issued a total of 107,969 shares of common stock upon the cashless exercise of certain warrants during the three and six months ended June 30, 2025. No warrants to purchase common stock of the Company were exercised during the three and six months ended June 30, 2024.

Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors (the Board) adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2025, an additional 705,613 shares of the Company's common stock became available for issuance under the 2019 Plan. As of June 30, 2025, 2,533,057 shares of the Company's common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	1,710,373	$2.48
Awards granted	511,340	$3.97
Awards released	(317,280)	$2.82
Awards canceled	(224,809)	$2.73
Outstanding, June 30, 2025	1,679,624	$2.83
As of June 30, 2025, all of the 1,679,624 outstanding RSUs were unvested. The fair value of RSUs vested in the six months ended June 30, 2025 and 2024 was $1.3 million and $0.5 million, respectively. The weighted average grant date fair value for RSUs granted in the six months ended June 30, 2025 and 2024 was $3.97 and $1.89 per unit, respectively. As of June 30, 2025, total unrecognized compensation cost related to RSUs was $4.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	489,296	$8.39	6.53	$370
Granted	169,570	$4.68
Exercised	(108)	$0.37
Expired	(94,317)	$8.79
Outstanding, June 30, 2025	564,441	$7.21	6.71	$1,222
Vested and expected to vest, June 30, 2025	564,441	$7.21	6.71	$1,222
Options exercisable, June 30, 2025	379,524	$8.54	5.28	$741
There were 169,570 and 55,500 stock options granted in the six months ended June 30, 2025 and 2024, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during each of the six months ended June 30, 2025 and 2024 was negligible. As of June 30, 2025, total unrecognized compensation cost related to option awards was $0.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2025, an additional 176,403 shares of the Company's common stock became available for issuance under the ESPP. As of June 30, 2025, 619,593 shares of the Company's common stock remained available for issuance under the ESPP. During the six months ended June 30, 2025, a total of 80,554 shares of the Company's common stock were issued under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$60	$39	$115	$56
Selling, general and administrative	324	465	670	944
Research and development	59	56	75	113
Total	$443	$560	$860	$1,113
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
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the condensed statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $58.8 million and $44.7 million as of June 30, 2025 and December 31, 2024, respectively.

Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$17,202	$15,064	$32,700	$29,479
Cost of revenue	6,807	6,008	13,182	11,825
Gross margin	10,395	9,056	19,518	17,654
Segment operating expenses:
Employee expense	7,535	6,723	15,083	13,415
Outside services	1,347	1,058	2,464	2,189
Facilities related	918	973	1,818	1,965
Travel & entertainment	715	587	1,451	1,120
Stock compensation	384	521	745	1,057
Depreciation and amortization	270	261	529	531
Other[1]	1,856	1,520	3,423	2,967
Total segment operating expenses	13,025	11,643	25,513	23,244
Loss from operations	(2,630)	(2,587)	(5,995)	(5,590)
Interest expense	(1,124)	(560)	(1,669)	(1,109)
Loss on extinguishment of debt	(295)	—	(295)	—
Change in fair value of warrant liability	(438)	—	(438)	—
Interest income	85	181	243	373
Loss before income taxes	(4,402)	(2,966)	(8,154)	(6,326)
Income tax expense	(37)	—	(37)	—
Segment net loss	$(4,439)	$(2,966)	$(8,191)	$(6,326)
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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 91% and 90% of our revenue for the six months ended June 30, 2025 and 2024, respectively.
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
Recent Developments
2025 Public Offering
On May 8, 2025, we entered into the Underwriting Agreement with the Underwriter relating to the issuance and sale of an aggregate of 3,852,500 shares of our common stock, including 502,500 shares of our common stock issued and sold pursuant to the exercise in full of the Underwriters’ option to purchase additional shares, to the Underwriter at a price to the public of $5.25 per share. The 2025 Public Offering closed on May 9, 2025. The net proceeds to us from the 2025 Public Offering were approximately $18.6 million after deducting $1.6 million of the underwriting discounts and commissions and other offering expenses payable by us.
Perceptive Term Loan Facility
On April 25, 2025, we entered into the Credit Agreement with Perceptive, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million. The Tranche A Loan of $25.0 million was funded on April 25, 2025. The Tranche B Loan, the Tranche C Loan, and the Tranche D Loan may be drawn subject to the Company’s satisfaction of certain conditions precedent, including specified revenue milestones (the funding date of the Tranche B Loan, the Tranche B Borrowing Date, the funding date of the Tranche C Loan, the Tranche C Borrowing Date, and the funding date of the Tranche D Loan, the Tranche D Borrowing Date). The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date.
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term SOFR or (ii) 4.75%, plus the Applicable Margin, payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. We may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.

The Credit Agreement is secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we also issued Perceptive the Warrant Certificate, with portions of the Warrant Certificate vesting upon funding of the various tranches. The Warrant Certificate has a ten-year term from the applicable vesting date and includes customary anti-dilution and registration rights provisions.
The Credit Agreement includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025.
Research and Development
We continue our thoughtful approach to research and development. We believe there is significant potential to enhance existing or develop new testing products with superior clinical utility, on our own or through collaboration with partners.
▪Peptidyl Arginine Deiminase 4 (PAD4) Biomarkers. We currently plan to commercially launch our PAD4 biomarker around the end of this year. We expect to gain ~8% in overall sensitivity for identifying patients with RA who would otherwise be serologically negative. This sensitivity gain would put our overall ability to detect the RA patient population at approximately 85%, far above conventional markers alone.
▪Lupus Nephritis (LN) Biomarkers. We continue to leverage our intellectual property licensed from Johns Hopkins University to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from LN. We are currently testing a new customized array and currently expect to have results of this testing in the third quarter of 2025. We expect to make this panel available initially through Pharma collaborations for research use prior to releasing commercially through our clinical lab.
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
In January 2025, we announced conditional approval by the New York State Department of Health and commercial launch of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers will further improve the clinical utility of AVISE® CTD, providing clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. We expect the addition of these new biomarkers will continue to drive gains in our AVISE® CTD average selling price, gross margin expansion and increase demand while positioning us for profitability.
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we held claims in the first half of the fiscal year ended December 31, 2024, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the same period. As expected, this trend reversed in the second half of the fiscal year ended December 31, 2024 as cash was collected on billed tests. We held claims in the first quarter of the fiscal year ending December 31, 2025, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the same period and a reversal of that trend is expected in the remaining two quarters of the fiscal year ending December 31, 2025.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through June 30, 2025, we have delivered over one million of these tests. During the three months ended June 30, 2025, the number of AVISE® CTD tests delivered increased by approximately 7% over the same period in 2024 and increased by approximately 14% over the first quarter of 2025. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers, and on the success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers which we added to our AVISE® CTD tests in January 2025.
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
In April 2022, we were granted a Proprietary Laboratory Analyses code (PLA code) for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian Healthcare Solutions (Noridian), our Medicare Administrative Contractor (MAC), has set the current pricing for this PLA code at $840.65 per test. CMS will align local MAC pricing with national payment rates for the PLA code on the 2026 Clinical Laboratory Fee Schedule (CLFS) through their annual payment determination process to provide a standardized, nationally determined payment rate. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
We submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code and on September 27, 2022, we received notice that Noridian deemed our application for a Local Coverage Determination (LCD) to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in our 2024 Annual Report and this Quarterly Report. Further, on January 20, 2025, President Trump issued an Executive Order entitled Regulatory Freeze Pending Review, which halted all federal level regulatory rules and guidance not yet in effect. Because the Executive Order extends to LCDs not yet in effect, it leaves the fate and timing of our LCD application uncertain.
In the meantime, we have continued to submit Medicare claims for AVISE® Lupus, appeal denials and responses to requests for additional information. On January 31, 2024, CMS released a coverage article under which all multi-analyte proteomic testing will be considered within the scope of the Molecular Diagnostic Services Program administered by Palmetto GBA on behalf of CMS (MolDX) and reviewed through their technology assessment process. The article listed several such tests, including the AVISE® Lupus test, and requires all laboratories furnishing multi-analyte proteomics testing in MolDX jurisdictions to register with the DEX® Diagnostics Exchange Registry and obtain a Z-Code® identifier. We were issued a Z-Code® identifier in May 2024. To determine if the submitted tests are compliant with relevant policy requirements, these tests will undergo technical assessment by Palmetto GBA as part of the MolDX program. That technical assessment is on hold until such time as an LCD is issued by CMS. In the interim, our current status with CMS will remain unchanged.
We face consistent challenges relating to commercial payor claim processing and revenue. While collectability has improved with certain plans year-over-year, we continue to experience denials due to unfavorable medical policy with certain plans, and we expect this situation to persist.

During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the first half of 2025, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the three months ended June 30, 2025 improved by approximately 7% as compared to the number of AVISE® CTD tests delivered during the three months ended June 30, 2024 due continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion. Additionally, the trailing-twelve-month ASP of our AVISE® CTD tests increased by approximately 7% during the three months ended June 30, 2025 compared to the same period in 2024.
Cost of Revenue
Cost of revenue represents the expenses associated with obtaining and testing patient specimens. The components of our cost of revenue include materials costs, direct labor, equipment, infrastructure expenses, shipping charges to transport specimens, blood specimen collections fees, royalties, depreciation and allocated overhead (including rent and utilities).
Each payor, whether commercial, government, or individual, reimburses us at different amounts. These differences can be significant. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period due to the composition of payors for each period's billings. Our cost per AVISE® CTD test has increased year-over-year as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test.
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
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with our financing arrangements. We expect interest expense to increase by approximately $1.7 million annually, including an increase of $0.9 million in non-cash interest expense, in the year ending December 31, 2025 as compared to the year ended December 31, 2024, as a result of borrowings under the Perceptive Term Loan Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of the unamortized debt issuance costs and final payment fee due under the terms of the Amended Loan Agreement. The Amended Loan Agreement was fully repaid and terminated on April 25, 2025.

Change in Fair Value of Warrant Liability
Changes in the fair value of the warrant liability relates to our issued warrants and commitments to issue warrants for the purchase of our common stock in connection with the Credit Agreement with Perceptive.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue	$17,202	$15,064	$2,138
Cost of revenue	6,807	6,008	799
Gross margin	10,395	9,056	1,339
Operating expenses:
Selling, general and administrative expenses	11,542	10,464	1,078
Research and development expenses	1,483	1,179	304
Total operating expenses	13,025	11,643	1,382
Loss from operations	(2,630)	(2,587)	(43)
Interest expense	(1,124)	(560)	(564)
Loss on extinguishment of debt	(295)	—	(295)
Change in fair value of warrant liability	(438)	—	(438)
Interest income	85	181	(96)
Loss before income taxes	(4,402)	(2,966)	(1,436)
Income tax expense	(37)	—	(37)
Net loss	$(4,439)	$(2,966)	$(1,473)
Revenue
Revenue increased $2.1 million, or 14.2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to ASP expansion driven primarily by our new biomarkers, and, to a lesser extent, an increase in test volume. The number of AVISE® CTD tests delivered in the three months ended June 30, 2025 increased by approximately 7% compared to the same period in 2024.
Cost of Revenue
Cost of revenue increased $0.8 million, or 13.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to increases of $0.8 million in materials and supplies related to our new biomarkers and $0.1 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, partially offset by a decrease of $0.1 million in shipping and handling costs.
Gross Margin
Gross margin as a percentage of revenue increased slightly to 60.4% for the three months ended June 30, 2025 compared to 60.1% for the three months ended June 30, 2024, primarily due to ASP expansion driven by our new biomarkers and improved overhead absorption.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.1 million, or 10.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $0.5 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, and an increase of $0.3 million in outside services, and an increase of $0.3 million in other expenses.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but should decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.3 million, or 25.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $0.2 million in employee-related expenses (including salaries, benefits and stock-based compensation) and an increase of $0.1 million in outside services.
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but should decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense increased by $0.6 million, including an increase of $0.2 million in non-cash interest expense, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability increased by $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to increases in the fair value of the underlying common stock.
Interest Income
Interest income remained substantially consistent for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue	$32,700	$29,479	$3,221
Cost of revenue	13,182	11,825	1,357
Gross margin	19,518	17,654	1,864
Operating expenses:
Selling, general and administrative expenses	22,746	21,006	1,740
Research and development expenses	2,767	2,238	529
Total operating expenses	25,513	23,244	2,269
Loss from operations	(5,995)	(5,590)	(405)
Interest expense	(1,669)	(1,109)	(560)
Loss on extinguishment of debt	(295)	—	(295)
Change in fair value of warrant liability	(438)	—	(438)
Interest income	243	373	(130)
Loss before income taxes	(8,154)	(6,326)	(1,828)
Income tax expense	(37)	—	(37)
Net loss	$(8,191)	$(6,326)	$(1,865)
Revenue
Revenue increased $3.2 million, or 10.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to ASP expansion driven primarily by our new biomarkers, and, to a lesser extent, an increase in test volume. The number of AVISE® CTD tests delivered in the six months ended June 30, 2025 increased by approximately 5% compared to the same period in 2024.
Cost of Revenue
Cost of revenue increased $1.4 million, or 11.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to increases of $1.3 million in materials and supplies and $0.6 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, partially offset by decreases of $0.2 million in shipping and handling costs, $0.1 million in royalties, $0.1 million in facilities and $0.1 million in outside services.
Gross Margin
Gross margin as a percentage of revenue decreased slightly to 59.7% for the six months ended June 30, 2025 compared to 59.9% for the six months ended June 30, 2024. We invested ahead of the curve in lab operations to accommodate the new biomarker launch and anticipated volume increase in 2025. In addition, during the process of amending our existing client direct bill contracts to include our new biomarkers, we absorbed the cost of running the new biomarkers even in cases where contracted pricing had not yet been fully updated and we were unable to bill for them. The majority of our client direct bill contracts have now been amended accordingly. We believe these factors are transitory headwinds and we expect gross margin to maintain or improve moderately in the second half of 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million, or 8.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increases of $1.0 million in employee-related expenses (including salaries, benefits and stock-based compensation) related to increased headcount, $0.4 million in other expenses, $0.2 million in outside services, partially offset by a decrease of $0.2 million in facilities.

We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but should decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.5 million, or 23.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increases of $0.3 million in employee-related expenses (including salaries, benefits and stock-based compensation), $0.1 million in outside services and $0.1 million in other expenses.
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but should remain flat or moderately decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense increased by $0.6 million, including an increase of $0.2 million in non-cash interest expense, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability increased by $0.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to increases in the fair value of the underlying common stock.
Interest Income
Interest income remained substantially consistent for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2025 and 2024, we incurred a net loss of $8.2 million and $6.3 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of June 30, 2025, we had an accumulated deficit of $302.5 million and cash and cash equivalents of $30.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash. We held claims in the first quarter of the fiscal year ending December 31, 2025, which resulted in increases in its accounts receivable and an accelerated decrease in its cash and cash equivalents in the first quarter of the fiscal year ending December 31, 2025 and a reversal of that trend is expected in the remaining two quarters of the fiscal year ending December 31, 2025. A total of an additional $50.0 million is available at our option under the Perceptive Term Loan Facility should we attain specified revenue levels and satisfy other conditions.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under term loan facilities.
Our obligations under the Perceptive Term Loan Facility are secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we have issued the Warrant Certificate to Perceptive. The Warrant Certificate has a ten-year term from the applicable issuance date and includes customary anti-dilution and registration rights provisions. The Perceptive Term Loan Facility includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Perceptive Term Loan Facility also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of June 30, 2025, we were in compliance with all covenants of the Perceptive Term Loan Facility.
On May 9, 2025, we issued and sold an aggregate of 3,852,500 shares of our common stock (inclusive of 502,500 shares pursuant to the exercise in full of the Underwriters’ option to purchase additional shares) at a public offering price of $5.25 per share, for aggregate net proceeds of $18.6 million after deducting underwriting discounts and commissions and other offering expenses.
On November 17, 2023, we filed the 2023 Shelf Registration Statement covering the offering, from time to time, of up to $150.0 million shares of our common stock, preferred stock, debt securities, warrants and units, of which $129.8 million remains available for sale at June 30, 2025.
On September 15, 2022, we entered into the Sales Agreement with TD Securities, as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering and, as of June 30, 2025, the Company has not sold any shares of its common stock pursuant to the Sales Agreement.
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
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA and payments for operating and finance leases related to our laboratory equipment (see Note 4, Borrowings, and Note 5, Commitments and Contingencies, to our unaudited financial statements included in this Quarterly Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Until such time, if ever, as we can generate revenue to support our costs structure, we may be required to finance our operations as needed through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The Perceptive Term Loan Facility involves, and any additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$(13,556)	$(11,466)
Investing activities	(316)	(222)
Financing activities	21,869	(326)
Net change in cash, cash equivalents and restricted cash	$7,997	$(12,014)
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $13.6 million, primarily resulting from (i) our net loss of $8.2 million adjusted for non-cash charges of $3.9 million primarily related to stock-based compensation, depreciation, amortization, change in fair value of warrant liability, loss on extinguishment of debt, bad debt expense, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $9.2 million primarily related to net increases in accounts receivable and net decreases in accrued and other current liabilities and accounts payable, partially offset by net decreases in prepaid expenses and other current assets. Net cash used in operating activities for the three months ended June 30, 2025 was $2.9 million, which is a $7.8 million decrease compared to the first quarter of 2025.
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

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $21.9 million, primarily resulting from $23.7 million in proceeds from the issuance of debt and warrants, net of discounts, $18.8 million in proceeds from common stock issued, net of issuance costs and $0.2 million in proceeds from common stock issued under the ESPP, partially offset by a $19.7 million payment to early extinguish debt, $0.7 million in payments of debt issuance costs, $0.3 million in principal payments on notes payable obligations, and $0.1 million in principal payments on finance lease obligations.
Net cash used in financing activities for the six months ended June 30, 2024 was $0.3 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from purchases under the Company's ESPP.
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
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2024 Annual Report. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our 2024 Annual Report.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to a settlement agreement with the DOJ, which has been previously disclosed, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023. The U.S. Attorney’s Office dismissed the “covered conduct” elements in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The DOJ excused itself from the case in connection with the settlement. Our ability to participate in federally funded healthcare programs was unaffected by the settlement. In November 2023, the complaint was unsealed and served on us. We filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. We opposed this motion. In March 2025, the court granted our motion to dismiss with prejudice and denied the relator’s motion for leave to amend. On April 14, 2025, the relator filed an appeal with respect to this ruling. On July 15, 2025, the qui tam case was dismissed with prejudice by the presiding judge. Both the DOJ and the relator’s counsel filed a stipulation of dismissal in the matter.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report and Part II, Item IA, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the six months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
4.5	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
10.1^	Credit Agreement and Guaranty, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.1	4/28/2025
10.2^	Security Agreement, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.2	4/28/2025
10.3	Underwriting Agreement, dated May 8, 2025, by and between the Company and Canaccord Genuity LLC.	8-K	001-39049	1.1	5/8/2025
10.4	Amended & Restated Non-Employee Director Compensation Program	8-K	001-39049	10.1	7/17/2025
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: July 29, 2025	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2025	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)