Form 10-K
period 2025-12-31
EXAGEN INC.
filed 2026-03-10
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $153.6 million, based on the closing price of the registrant's common stock on the Nasdaq Global Market of $6.98 per share.
Total shares of common stock outstanding as of the close of business on March 6, 2026 was 24,053,058.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the Annual Report), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our commercial arrangements with third parties, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, our studies or clinical validations being predictive of actual use, our pipeline and potential growth, and profitability are forward-looking statements.
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
In this Annual Report, we use the metric Adjusted EBITDA, which is not calculated in accordance with generally accepted accounting principles in the United States (GAAP) and is a non-GAAP financial measure. Adjusted EBITDA is defined as net loss adjusted for interest income (expense), income tax expense (benefit), depreciation and amortization expense, stock‑based compensation expense, and certain other non‑cash, unusual or non‑recurring items, including, for example, losses on extinguishment of debt and changes in the fair value of warrant liabilities; we do not exclude normal, recurring, cash operating expenses from this measure. Management believes Adjusted EBITDA reflects an additional way of viewing aspects of operations that, when viewed with GAAP results, provide a more complete understanding of the business. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. In 2025, we added eight new biomarkers to our AVISE CTD panel enhancing the clinical utility of our tests in the diagnoses of SLE and RA. Revenue from this product comprised 91% of our revenue for each of the years ended December 31, 2025 and 2024.
Beginning in late 2022, we revitalized our organization with the addition of key members to our senior leadership team each with successful industry track records in diagnostics, medical device and medical technology, including our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Vice President of Sales, Vice President of Commercial Strategy and Medical and Laboratory Director. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address unmet clinical needs in autoimmune disease. We strive to become a partner of choice for doctors, hospitals, healthcare systems, and payors.
Under the leadership of our Chief Executive Officer, John Aballi, who joined Exagen in October 2022, we have been executing an operational turnaround of the business, which has resulted in a return to revenue growth and gross margin expansion while significantly reducing operating expenses and cash burn. Comparing our financial results in fiscal 2025 to fiscal 2022, we have grown annual revenue by over 45%, expanded our AVISE® CTD trailing twelve-month average selling price by over 50%, improved gross margin by over 1,100 basis points, reduced operating expenses by over 20% and reduced net loss by nearly 60%. At the same time, we have nearly doubled our salesforce productivity and brought an intense focus to our Research and Development (R&D) investments - resulting in more than 35% reduction in related expenses and prioritization of near-term pipeline opportunities.
Revenue was a record $66.6 million for the year ended December 31, 2025, an increase of approximately 19.7% compared to the year ended December 31, 2024. This increase was driven by an approximate 11% increase in testing volume and an approximate 7% increase in average selling price (ASP) each as compared to the year ended December 31, 2024. These trends are consistent with the growth strategy we initiated in 2022. We believe these results highlight the power of combining volume with reimbursement growth and the resulting top line impact when both are moving in the same direction. Our execution across commercial, scientific, and operations underpinned this outcome — notably Q3 and Q4 volumes were our highest ever for those periods, without the typical second half seasonality we have experienced in the past.
Our AVISE CTD trailing twelve-month ASP for 2025 was $441, up roughly 7%, or $30 per test, over 2024. The consistent ASP expansion reflects disciplined payer engagement, appeals and revenue cycle optimization, and the accretive impact of new biomarkers; however, our new biomarker reimbursement ramped more gradually than expected, and we experienced some payer headwinds in the second half of the year.
We believe we are well positioned to deliver continued revenue growth and positive Adjusted EBITDA in the next 12-18 months.

Research and Development

We continue our thoughtful approach to research and development. We believe there is significant potential to enhance existing or develop new testing products with superior clinical utility, on our own or through collaboration with partners.
▪Lupus Nephritis (LN) Biomarkers. Early detection of lupus nephritis (LN) is critical to preventing irreversible kidney injury, yet current clinical practice continues to rely heavily on the urine protein-to-creatinine ratio (UPCR) as the primary screening tool. Although UPCR ≥0.5 g/g is recommended as the threshold for kidney biopsy, growing evidence indicates that UPCR lacks sensitivity for early or subclinical proliferative LN, with up to one‑third of patients exhibiting biopsy‑proven Class III/IV disease even when UPCR remains between 0.25–0.5 g/g. This diagnostic blind spot delays recognition of intrarenal inflammation, allowing ongoing immunologic injury that accelerates kidney damage, loss of renal reserve, and progression to end-stage kidney disease. Based on such unmet needs, recent studies have focused on emerging urinary biomarkers that reflect kidney-specific immunologic activity, offering a non-invasive and biologically grounded means of detecting LN earlier in its course. In collaboration with John’s Hopkins University (JHU), we presented novel data on the use of urinary biomarkers (Especially Tenascin‑C ) for the prediction of kidney function loss during the 2025 American College of Rheumatology (ACR) annual meeting (ACR 2025). Although standard-of-care regimens—such as glucocorticoids combined with mycophenolate mofetil or cyclophosphamide—remain foundational, emerging treatment options including B‑cell–targeted agents, B-cell Activating Factor inhibitors, complement pathway inhibitors, and cellular therapies (e.g., CAR‑T approaches) are reshaping the treatment landscape. These modalities are most effective when initiated prior to irreversible structural damage, further emphasizing the value of sensitive early detection tools. Novel biomarkers matched with specific therapies shift LN management toward earlier intervention, renal preservation, and better long‑term outcomes for SLE patients. During the first half of 2026, we expect further adoption by our existing and new pharma partnerships of our panel as part of exploratory trials. In addition, we continue our efforts to releasing our LN offering commercially through our clinical lab.
▪SLE Disease Activity. We continue to leverage clinical and laboratory data collected across multiple longitudinal SLE cohorts to identify a set of biomarkers that can inform an artificial intelligence (AI) developed algorithm aimed at guiding ongoing treatment decisions throughout the course of a lupus patient’s journey. Our candidate assay for SLE Disease Activity is currently being clinically validated with patient recruitment ongoing.
▪RA Disease Activity. We are also continuing to leverage our extensive biorepository containing clinically annotated serum collected from RA patients to screen for a host of protein antibody markers in an effort to develop an algorithmic solution that accurately predicts RA disease activity in a manner that outperforms conventional RA biomarkers. Our candidate assay for RA disease activity is in development, with the validation cohort procured for analysis.
▪Kidney Damage Biomarkers. We have a multi‑analyte blood‑based panel under development, which sensitively detects kidney damage in early renal disease, outperforming creatinine and estimated glomerular filtration rate (eGFR). Two U.S. provisional patent applications were filed in May 2025 for methods of detecting kidney damage using the blood-based panel. In addition, two abstracts were presented at ACR 2025 on our biomarker panel for early kidney damage comprising uromodulin, myo‑inositol oxygenase, heparanase, and apoptosis‑resistant E3 ubiquitin ligase 1. The index showed promising data with high sensitivity and specificity for early organ damage in diabetic kidney disease and LN. These kidney‑specific proteins capture distinct pathophysiologic axes of renal damage, supporting their use as early, disease‑specific indicators of nephropathy in diabetes and lupus. Such a multi‑marker approach could improve timely diagnosis and monitoring of renal involvement beyond conventional tests. Further investment is needed to make this offering commercially viable, and it has been deprioritized at this time, in light of other high‑potential programs within our pipeline.

▪Myositis Biomarkers. Myositis specific antibodies (MSA) are a well-defined group of important biomarkers for the diagnosis of idiopathic inflammatory myopathies (IIM), and the stratification of patients into clinical phenotypes, according to treatment responses, and disease outcomes. Despite the advanced research on these markers, significant challenges persist with standardization and availability of validated methods with fast turnaround time. Our research studies use different technologies for the detection of MSA. When compared, we gain a unique understanding about potential avenues for product development in the area of myositis.
Our Current Market
Our testing products allow for the differential diagnosis, prognosis and monitoring of complex autoimmune and autoimmune-related diseases, including SLE and RA. We leverage our sales channel to primarily target the approximately 6,000 rheumatologists across the United States to promote use of our product portfolio.
The National Institute of Environmental Health Sciences estimates that there are over 15 million patients in the United States with suspected cases of autoimmune diseases. Autoimmune diseases encompass a broad range of serious, chronic and debilitating conditions in which a person’s immune system creates antibodies that mistakenly react against normal healthy tissues, causing inflammation and irreversible tissue damage. Detection of these antibodies through blood tests can help diagnose, prognose and monitor the course of autoimmune diseases. However, knowing when to test and which autoantibody to test for is challenging due to the vagueness of symptoms, unexplained flaring and remission of symptoms, and many conditions which can mimic autoimmune disease. Early and accurate diagnosis of the conditions causing these overlapping symptoms is critical, as an incorrect diagnosis can lead to toxicity from inappropriate medications, irreversible tissue damage and other comorbidities associated with uncontrolled disease. There is no known cause or cure for these chronic conditions and current treatment interventions are targeted at managing symptoms and limiting disease progression.
Our flagship product, AVISE® CTD, enables clinicians to more effectively diagnose complex autoimmune conditions such as lupus, rheumatoid arthritis, and Sjögren’s disease earlier and with greater accuracy, as compared to the current standard of care. Our laboratory specializes in the testing of rheumatic diseases, delivering precise and timely results through our full suite of AVISE®-branded tests for disease diagnosis, prognosis, and monitoring. With a focus on research, innovation, education, and patient-centered care, we are dedicated to addressing the ongoing challenges of autoimmune disease management.
We estimate that this addressable market is greater than 2 million patients per year in the United States.
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
▪Deliver sustainable profitable growth. We seek to establish a solid foundation for growth and path to sustained profitability through continued gross margin expansion and improved operating expense efficiencies through the implementation of certain internal initiatives, such as leveraging validation, utility and reimbursement-oriented clinical studies to facilitate payor coverage of our testing products. We center our efforts on long-term reimbursement and ASP growth. This strategy includes optimizing revenue cycle practices, focusing managed care efforts on medical policy expansion and continuing to educate insurance payors on the published, real-world evidence of the clinical utility of our testing products, demonstrating healthcare cost savings and reductions in time to diagnosis.

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
Our AVISE® technology for diagnosing SLE has patent protection through March 2034.
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

Our Tests
We offer 10 commercialized tests under our AVISE® brand, offering next-generation insights to aid the diagnosis, prognosis and monitoring of autoimmune conditions. Our flagship product, AVISE® CTD, represents approximately 91% of our current annual revenue.
AVISE® CTD (Including AVISE® Lupus)
Our flagship testing product, AVISE® CTD, is a comprehensive test that aids in distinguishing overlapping symptoms and the differential diagnosis of a wide variety of CTDs and other diseases in one convenient blood draw. These diseases include SLE, RA, Sjögren’s syndrome, Antiphospholipid syndrome (APS), other autoimmune-related diseases and other disorders that mimic these diseases, such as fibromyalgia. These conditions are often challenging to diagnose as a result of overlapping symptoms.
Rheumatologists choose to order the comprehensive AVISE® CTD test or the more focused AVISE® Lupus test based on medical necessity, which is determined by each patient’s symptoms and medical history.
AVISE® CTD includes our proprietary AVISE® Lupus platform, the cornerstone of the SLE assessment. AVISE® Lupus begins by quantifying the level of CB-CAPs biomarkers (EC4d and BC4d) in the patient’s blood. These biomarkers are elevated in patients with SLE compared to patients with other CTDs. Next, the AVISE® Lupus platform integrates these cell-bound complement products with 8 autoantibodies to yield a quantitative and qualitative assessment of SLE risk. In 2025, we added three new unique T-Cell Biomarkers which provide enhanced sensitivity for SLE as compared to conventional SLE biomarkers and serve as a complement to the AVISE® Lupus profile.
In a scientific abstract presented at the 2024 ACR annual meeting (2024 ACR), the combined T-Cell Biomarker panel was shown to capture a unique subset of SLE subjects otherwise testing negative for all conventional SLE biomarkers and the CB-CAPs biomarkers (EC4d and BC4d) already included in the AVISE® CTD test. The data, which showed that up to 50% of SLE subjects testing negative by conventional SLE biomarkers are identified as positive by one or more T-Cell Biomarker, has subsequently been published Frontiers in Immunology (February 26, 2025).
In cases of early inflammatory arthritis, differential diagnosis is broad, including conditions like reactive arthritis, crystal arthropathy, spondyloarthropathy, and other systemic rheumatic diseases such as SLE and Sjogren’s syndrome, alongside RA. Approximately 70% of RA patients show serological evidence of RA, identified by key biomarkers: anti-CCP and RF. The remaining 30% of patients, despite lacking these serological markers, are clinically diagnosed with RA (the Seronegative RA Subgroup); this subgroup is referred to as “seronegative RA.” These seronegative RA patients often face delays in diagnosis due to the absence of serological evidence. In 2025, we added five unique biomarkers specific to seronegative RA—Anti-RA33 IgA, Anti-RA33 IgG, Anti-RA33 IgM, Anti-PAD4 IgA and Anti-PAD4 IgG (the RA Sub-Profile Biomarkers)—that help bridge this diagnostic gap and enable AVISE® CTD to correctly identify a greater proportion of the traditional Seronegative RA Subgroup, allowing for more timely and targeted treatment plans for these patients.
Data presented at ACR 2024 showed that the combination of anti-RA33 and anti- Peptidyl arginine deiminase 4 (PAD4) autoantibodies captures a unique subset of seronegative RA patients otherwise testing negative for canonical RA biomarkers—anti-CCP and rheumatoid factors (RFs). An upwards of 40% of seronegative RA patients tested positive for one or more these biomarkers while maintaining a relatively high degree of specificity for RA. Additional data presented at the ACR 2025 revealed the addition of anti-RA33 and anti-PAD4 in a machine learning approach could further bolster diagnostic performance for detection of RA when put in combination with anti-CCP and RFs. Beyond the diagnostic application, anti-RA33 autoantibodies have been shown to associate with improved response to conventional synthetic disease modifying anti-rheumatic drugs, such as methotrexate. On the other hand, Anti-PAD4 autoantibodies have been shown to associate with increased risk for joint erosions and comorbidities, such as interstitial lung disease. Taken together, the collective data demonstrates our panel of seronegative autoantibodies provide meaningful diagnostic and prognostic insights for a critical segment of RA patients.

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
Monitoring
Test Reports
The AVISE® portfolio of testing products delivers meaningful insights to healthcare providers around the diagnosis, prognosis, and monitoring of CTDs. Our flagship product, AVISE® CTD, delivers a comprehensive assessment of CTDs via some of the most specific and sensitive biomarkers in the industry. This information is delivered within an easy-to-understand test report, typically provided to rheumatologists within five business days of specimen receipt. As shown below, AVISE® CTD displays a graphical representation of the AVISE® Lupus index results, along with an accompanying interpretation describing the likelihood of the presence of lupus. Subsequent pages contain results for other biomarkers spanning across a broad number of disease states, conveniently grouped to assist providers in making confident, accurate and timely treatment decisions. The AVISE® CTD test report facilitates discussion of results with patients due to its intuitive structure and content. A sample of the full AVISE® CTD report is shown below:
AVISE® CTD Report

AVISE® CTD

Comprehensive Connective Tissue Disease Assessment

Order ID	Specimen	Test Order	Patient	Sample, Susan S.
739813	*Collected* 07/21/2025	*Created* 07/22/2025	*Gender* Female	
Provider Exagen Provider MD	*Received* 07/22/2025	*Reported* 07/24/2025	*MRN* AB123450	*DOB* 01/01/1996

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

	Lupus Index Score Biomarkers	Value	Interpretation	Reference Range
	Anti-dsDNA IgG (ELISA)	18.04 IU/mL	Negative	<201 - Negative I 201 - <302 - Equivocal I ≥302 - Positive
	Confirmation by Crithidia luciliae (IFA)		N/A	
	Anti-Smith IgG (ELFA)	<0.7 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
	CB-CAP: EC4d - Erythrocyte-bound C4d (FC)	11 Net MFI	Negative	<15 - Negative I 15-75 - Positive I >75 - Strong Positive
+	CB-CAP: BC4d - B-lymphocyte-bound C4d (FC)	192 Net MFI	**POSITIVE**	<61 - Negative I 61-200 - Positive I >200 - Strong Positive
+	ANA IgG (ELISA)	22.93 Units	**POSITIVE**	<20 - Negative I 20-<60 - Positive I ≥60 - Strong Positive
	Anti-SSB/La IgG (ELFA)	0.8 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
	Anti-Scl-70 IgG (ELFA)	<0.6 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
	Anti-Centromere Protein B (CENP) IgG (ELFA)	0.7 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
	Anti-Jo-1 IgG (ELFA)	<0.3 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive
	Anti-CCP IgG (ELFA)	1.2 U/mL	Negative	<7 - Negative I 7-10 - Equivocal I >10 - Positive

	T Cell Biomarkers	Value	Interpretation	Reference Range
+	CB-CAP: TC4d (FC)	235 Net MFI	**POSITIVE**	<200 - Negative I ≥200 - Positive
+	T Cell autoantibody: TIgG (FC)	198 Net MFI	**POSITIVE**	<170 - Negative I ≥170 - Positive
+	T Cell autoantibody: TIgM (FC)	277 Net MFI	**POSITIVE**	<230 - Negative I ≥230 - Positive

	ANA (Immunofluorescence)	Value	Interpretation	Reference Range
+	ANA by HEp-2 (IFA)	Titer: 1:320	**POSITIVE**	<1:80 - Negative I ≥1:80 - Positive
		Nuclear Pattern: Speckled		
		Cytoplasmic Pattern: Not Observed		

Comments:

- BC4d and TC4d are markers of classical complement activation with greater than 95% specificity against healthy individuals. In the positive range, BC4d is present in 53% of SLE patients and in low percentages of patients with Sjögren's disease, myositis, systemic sclerosis, RA, APS, and vasculitis. When positive, TC4d is observed in 58% of SLE patients. It is also present in 28% of Sjögren's disease, 13% of spondyloarthropathies, 13% of PsA, and 5% of RA patients. [Kyttaris et al. 2025]. **A positive result alone does not establish a diagnosis. Results must be interpreted by a healthcare provider in the context of all available clinical findings.**
- TIgG and TIgM autoantibodies are 95% specific against healthy individuals. When positive, TIgG is observed in 31% of SLE patients. It is also present in 10% of Sjögren's disease and 10% of RA patients. When positive, TIgM is observed in 30% of SLE patients. It is also present in 14% of Sjögren's disease, 4% of PsA, 7% of fibromyalgia, and 6% of RA patients. Additionally, TIgM is elevated in up to 21% of patients exposed to COVID-19, though levels typically do not persist beyond six months in mild (non-hospitalized) cases. [Kyttaris et al. 2025 and Perez-Diez et al. 2024]. **A positive result alone does not establish a diagnosis. Results must be interpreted by a healthcare provider in the context of all available clinical findings.**

In a study of 794 subjects comprising 304 SLE patients, 285 patients with other rheumatic diseases and 205 normal healthy controls, positivity for Tier 1 markers (anti-dsDNA by ELISA, confirmed with Crithidia by IFA, anti-Sm by Enzyme Linked Flourescent Immunoassay (ELFA) or elevated EC4d and BC4d by Flow Cytometry yielded a sensitivity of 46% and a specificity of 95% for SLE vs. other autoimmune rheumatic diseases (ORD). Among the 164 SLE subjects negative in Tier 1, a positive index score composite of ANA (by ELISA), EC4d/BC4d and positivity for anti-CCP, SS-B/La, CENP, Jo-1 or Scl-70 (by ELFA) resulted in sensitivity of 62% for SLE and specificity of 89% for SLE vs. ORD. The overall two-tier algorithm result yielded 80% sensitivity for SLE and 86% specificity vs. ORD diseases (98% specificity for SLE vs. healthy individuals).

Page 1 of 3
STR0001 v2

AVISE CTD

Comprehensive Connective Tissue Disease Assessment

Order ID	Specimen	Test Order	Patient	
739813	*Collected*	*Created*	*Gender*	**Sample, Susan S.**
Provider	07/21/2025	07/22/2025	Female	
Exagen	*Received*	*Reported*	*MRN*	*DOB*
Provider MD	07/22/2025	07/24/2025	AB123450	01/01/1996

Patients: Positive individual biomarker results may not imply a positive disease diagnosis. Please discuss these test results with your provider in the context of all clinical information.

	Rheumatoid Arthritis Biomarkers	Value	Interpretation	Reference Range
	Anti-CCP IgG (ELFA)	1.2 U/mL	Negative	<7 - Negative | 7-10 - Equivocal >10 - Positive
	Anti-PAD4 IgA (ELISA)	3.5 U/mL	Negative	<25 - Negative | ≥25 - Positive
	Anti-PAD4 IgG (ELISA)	4.6 U/mL	Negative	<13 - Negative | ≥13 - Positive
	Anti-RA33 IgA (ELFA)	0.8 U/mL	Negative	<5 - Negative | ≥5 - Positive
	Anti-RA33 IgG (ELFA)	1.8 U/mL	Negative	<8 - Negative | ≥8 - Positive
	Anti-RA33 IgM (ELFA)	2.1 U/mL	Negative	<42 - Negative | ≥42 - Positive
	Rheumatoid Factor IgA (ELFA)	0.9 IU/mL	Negative	<14 - Negative | 14-20 - Equivocal | >20 - Positive
	Rheumatoid Factor IgM (ELFA)	<1.1 IU/mL	Negative	<3.5 - Negative | 3.5-5 - Equivocal | >5 - Positive

	Sjögren's Disease Biomarkers	Value	Interpretation	Reference Range
	Anti-SSA/Ro52 IgG (ELFA)	0.5 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive
	Anti-SSA/Ro60 IgG (ELFA)	<0.4 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive
	Anti-SSB/La IgG (ELFA)	1.7 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive

	Mixed Connective Tissue Disease Biomarkers	Value	Interpretation	Reference Range
+	Anti-U1RNP IgG (ELFA)	22.8 U/mL	**POSITIVE**	<5 - Negative | 5-10 - Equivocal | >10 - Positive
	Anti-RNP70 IgG (ELFA)	0.3 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive

	Antiphospholipid Syndrome Biomarkers	Value	Interpretation	Reference Range
+	Anti-Cardiolipin IgG (ELFA)	82.6 GPL	**POSITIVE**	<10 - Negative | 10-40 - Weak Positive | >40 - Positive
	Anti-Cardiolipin IgM (ELFA)	<1.7 MPL	Negative	<10 - Negative | 10-40 - Weak Positive | >40 - Positive
+	Anti-β2 Glycoprotein 1 IgG (ELFA)	19.3 U/mL	**POSITIVE**	<7 - Negative | 7-10 - Equivocal | >10 - Positive
	Anti-β2 Glycoprotein 1 IgM (ELFA)	<2.4 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive

	Systemic Sclerosis Biomarkers	Value	Interpretation	Reference Range
	Anti-Scl-70 IgG (ELFA)	<0.6 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive
	Anti-RNA Pol III IgG (ELFA)	<0.7 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive
	Anti-Centromere Protein B (CENP) IgG (ELFA)	0.7 U/mL	Negative	<7 - Negative | 7-10 - Equivocal | >10 - Positive

RA33 autoantibodies are highly specific (>95%) for RA against healthy individuals. In a cohort of 161 diagnosed RA patients (60 seropositive and 101 seronegative based anti-CCP and RF), IgG, IgM, and IgA RA33 autoantibodies were collectively present in 32% of seropositive RA patients and 16% of seronegative RA patients. PAD4 autoantibodies are highly specific (>95%) for RA against healthy individuals. In a cohort of 379 RA patients (220 seropositive and 159 seronegative) IgA and IgG antibodies were collectively observed in 50% of seropositive RA and 14% of seronegative RA.

Page 2 of 3
STR0001 v2

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
Myositis Panel Expansion
MSA are a well-defined group of important biomarkers for the diagnosis of IIM and the stratification of patients into clinical phenotypes, according to treatment responses, and disease outcomes. Despite the advanced research on these markers, significant challenges persist with standardization and availability of validated methods with fast turnaround time. More specifically, most offerings for myositis in the United States either lack clinical accuracy or are associated with long turnaround times. Our mission is to design a myositis panel with high clinical utility and short turn-around time leveraging partnerships and in-house development efforts.
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
Lupus Nephritis Urinary Biomarkers
We are leveraging our intellectual property licensed from JHU to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from LN.
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

Currently, urinary protein to creatine ratio measurement is the standard means of assessing kidney involvement. However, it is not necessarily indicative of kidney prognosis or treatment response. At ACR 2024, data was presented by our academic collaborators at JHU demonstrating meaningful progress towards the development of a non-invasive urinary protein biomarker panel. More recently, novel and intriguing data were presented at ACR 2025 demonstrating the ability to predict kidney function loss using urinary biomarkers. In November 2025, a U.S. non-provisional patent application was filed to patent methods of using a multitude of urinary protein biomarkers to predict LN treatment response at 12 months post-treatment, inflammatory kidney activity, kidney damage, and long-term kidney function.
Kidney Damage Biomarkers
The kidneys are affected in up to 40% of SLE patients. Nephritis is a major contributor to SLE morbidity and prevention and minimization of kidney damage is one of the most important goals of early anti-inflammatory therapy in these patients. Current methods for assessment of kidney involvement/damage are limited to serum creatinine, its derivative, eGFR, measurement of UPCR and histologic examination of kidney biopsies. eGFR is insensitive for early-stage disease, UPCR lacks specificity and biopsies are regionally variable and highly invasive with attendant risks. We have developed a four-protein blood-based panel, which sensitively detects kidney damage in early LN and diabetic nephropathy which significantly outperforms creatinine and eGFR. Two U.S. provisional patent application were filed in May 2025 for methods of detecting kidney damage using the blood-based panel. We expect to make this panel available initially through pharma collaborations for research use prior to releasing commercially through our clinical lab.
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
Our field-based sales force is organized into 45 territories within the following five regions: West, Central, Northeast, Southeast and Mid-Atlantic. We anticipate further expanding our sales territories in a measured fashion, where we have access to talent and physician demand, and where we believe there is a high likelihood of near-term profitable revenue growth. We also maintain an inside sales force that helps further our access to rheumatologists located in rural and outlying areas of the United States and works to increase our brand awareness with healthcare providers in these areas. We continually evaluate our sales force's reach and frequency of interactions with rheumatologists, including as we launch our pipeline products. Our specialized sales force and marketing activities are further augmented by our centralized, dedicated client services department. Our client services department uses its high level of technical training to enhance sales efficiency and customer satisfaction by providing personalized customer support.
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
The addition of anti-RA33 autoantibodies to the AVISE® CTD panel was supported by clinical validation data demonstrating their added sensitivity in seronegative RA patients clinically diagnosed with RA but testing negative for anti-CCP and Rheumatoid Factor (IgA/IgM). A study involving 651 clinically characterized subjects (290 RA patients, 261 ARD controls, and 100 healthy subjects) with diagnostic cutoffs established at 98% specificity for RA vs. healthy individuals and 95% specificity vs. ARDs, resulted in sensitivities for anti-RA33 IgA, IgG, and IgM of 6.0%, 6.2%, and 17.7%, respectively. Notably, 12% (13/109) of seronegative RA patients were positive for at least one anti-RA33 isotype, demonstrating their additive clinical value.
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
Our latest addition of anti-PAD4 IgG and IgA antibodies provided further value in the management of RA patients. More specifically, anti-PAD4 autoantibodies have been linked to more erosive disease which in the case of RA is partly defined by the degree of irreversible changes occurring in affected joints. Additionally, anti-PAD4 autoantibodies have shown an association with interstitial lung disease, a potentially devastating comorbidity found in RA resulting in potential functional loss of the lungs and ultimately mortality. The addition of anti-PAD4 autoantibodies can aid in the prognosis or risk stratification for poor outcomes in RA and allow for more proactive disease management.
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
Laboratory Operations
We perform all of our AVISE® tests in our approximately 13,000 square-foot laboratory located in Vista, California. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by California and all states requiring out-of-state licensure, including the New York Department of Health (NYSDOH). Our clinical laboratory typically reports AVISE® testing results within five business days.
We believe that our existing laboratory facility is adequate to meet our expected business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.

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
We believe the principal competitive factors in our target market include quality and strength of clinical and analytical validation data; confidence in diagnostic results; sales and marketing capabilities; the extent of reimbursement; inclusion in clinical guidelines; cost-effectiveness; and ease of use. We rely upon independent sources for phlebotomy to obtain patient samples; interruptions to this capability could dramatically impact patient access to our tests.
Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, in addition to greater selling and marketing capabilities. Others may develop products with prices lower than ours or have preferred network status that could be viewed by rheumatologists and payors as functionally equivalent to our solution or offer solutions at prices designed to promote market penetration. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability.
Human Capital
As of December 31, 2025, we had a total of 220 employees: 216 full-time employees and 4 part-time employees. This includes 59 in laboratory operations, 14 in research and development, 61 in sales and marketing and 82 in general and administrative functions. All of our employees are located in the United States, none of which are represented by a labor union or covered by a collective bargaining agreement. We consider relations with our employees to be good.
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
Intellectual Property Overview
We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our testing products or other inventions that are important to the development of our business. We intend to seek patent protection for our research and development initiatives when and as appropriate. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business. It will also depend on our ability to defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields targeted by our testing products and services.
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
Patent Protection for our AVISE® Testing Products
Our portfolio of patents and patent applications related to our AVISE® testing products generally relates to three aspects: the AVISE® Lupus platform, the AVISE® CTD platform and the AVISE® MTX test. As of February 9, 2026, our portfolio primarily consisted of the following:
AVISE® Lupus Platform
We own seven issued U.S. patents (US 10,132,813, US 11,360,099, US 11,531,033, US 11,761,965, US 11,885,812, US 12,372,535 and US 12,449,427) and two U.S. nonprovisional patent applications that relate to our AVISE® Lupus platform. These patents cover the AVISE® Lupus algorithm. The patents expire between 2032 and 2034.
TC4d, TIgG and TIgM Biomarkers
We licensed one issued patent (US 9,709,564) that relates to our AVISE® CTD product. A foreign patent was granted in Brazil (BR112017002575 2). These patents cover a method of specifically diagnosing SLE through the combined use of a CB-CAP bound to a t-cell along with t-cell autoantibodies. The U.S. patent expires in 2035.
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
The agreement requires that we diligently develop and commercialize products that are covered by the JHU Patent Rights, and we have agreed to meet certain development and commercial milestones. JHU may terminate the agreement if we fail to develop, commercialize and sell the licensed products. Additionally, JHU may terminate the agreement for cause upon 60-day written notice in the event of our nonperformance of any of our material obligations under the agreement if such nonperformance remains uncured for a certain period of time following our receipt of written notice of such nonperformance or in the event of insolvency. JHU may terminate the agreement immediately upon written notice to us in the event of a material breach that is incapable of cure. Absent early termination, the agreement will continue for the longer of (i) expiration of the last to expire patent included in the license agreement, (ii) 10 years after the first commercial sale of any licensed product utilizing the JHU Patent Rights, or (iii) if no patents issue, 20 years from the effective date of the agreement (November 8, 2023). We may terminate the agreement upon 90 days’ advance written notice to JHU.
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
▪physical requirements of a facility;
▪equipment; and
▪validation and quality control.
New York law also mandates proficiency testing for licensed laboratories, regardless of whether such laboratories are located in or outside of New York. New York's laws and regulations are more stringent than CLIA in certain respects. For example, NYSDOH must approve a laboratory developed test (LDT) before it is offered in New York. We have received written approval from NYSDOH to offer our products in New York.
If a laboratory is out of compliance with New York's statutory or regulatory standards, the NYSDOH may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law.
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
Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the United States to ensure that they are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Many of the instruments, reagents, kits or other consumable products used within our laboratories are regulated as medical devices, and therefore, our vendors that supply such regulated products must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.
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
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:
•the Quality Management System Regulation (QMSR), which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations;
•labeling and advertising regulations, which prohibit the promotion of FDA-regulated products for uncleared or unapproved, or "off-label," uses; and
•the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.
The QMSR became effective as of February 2, 2026 and replaced the former Quality System Regulation (QSR). The agency promulgated the QMSR to harmonize its medical device current good manufacturing practice regulations with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016).
The FDA has broad post-market and regulatory and enforcement powers, including facility inspections and market surveillance. Any failure by a medical device manufacturer to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.
Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the agency had historically exercised its enforcement discretion and not enforced applicable device regulations with respect to LDTs, which are IVDs that are designed, manufactured and used within a single high-complexity CLIA-certified laboratory. As LDTs increased in complexity over recent decades, the FDA took a risk-based approach to their regulation, while Congress also signaled interest in clarifying the regulatory landscape for LDTs. However, following several years of inaction by Congress on this issue, the FDA issued a final rule in May 2024 to regulate LDTs under the existing medical device framework and to phase out the agency’s longstanding enforcement discretion policy; the final rule became effective on July 5, 2024 and was expected to begin entering into force against non-exempt “LDT manufacturers” in May 2025.
Following issuance of the LDT final rule, the American Clinical Laboratory Association (ACLA) and one of its members, as well as the Association for Molecular Pathology (AMP) and one of its members, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints alleged that the agency did not have authority to promulgate the LDT final rule and sought to vacate the FDA’s action; the two cases were subsequently consolidated into a single action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety and remanded the matter to the FDA, holding that the rule exceeded the agency’s authority under the FDCA. The FDA did not appeal the decision. As a result, the phase-in deadlines established by the rule are no longer operative, and in September 2025 the FDA implemented the court’s vacatur of the final rule with a formal public notice.
The court’s decision striking down the final rule reduces the immediate regulatory burden for laboratories such as ours. However, uncertainty remains regarding the future of federal oversight in this area, as Congress could enact new legislation establishing a statutory framework for regulating all IVDs, including LDTs. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized regulatory framework for oversight of LDTs by both the FDA and CMS.
Even though we believe that all of our AVISE® test products, and our near-term pipeline candidate tests, are LDTs and we presently commercialize them accordingly, the FDA may determine that any of our marketed tests is a regulated IVD rather than an LDT, meaning that we and such test would become subject to more onerous regulation by the FDA. Alternatively, we and our test products may become subject to regulation by the FDA, including premarket authorization requirements, if and when Congress passes legislation granting the FDA regulatory authority over LDTs.
Advertising of Laboratory Services or LDTs
Advertising for laboratory services and diagnostic testing products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws, regardless of whether the product or service is regulated as a medical device or LDT. Under the Federal Trade Commission Act (the FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state law restrictions, such as California’s Physician Ownership and Referral Act of 1933 (PORA), and other comparable state laws. The Stark Law generally prohibits us from billing Medicare or Medicaid for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial relationship with us, unless the arrangement meets an exception to the prohibition. A financial relationship can be a compensation arrangement with or an ownership or investment interest in the laboratory.
Sanctions for a Stark Law violation include the following:
▪denial of payment for the services provided in violation of the prohibition;
▪refund of amounts collected in violation of the Stark Law;
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
The Stark Law applies regardless of the intent of the parties or the reasons for the financial relationship and the referral. In addition, violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act, which can result in additional civil penalties.
Similarly, PORA makes it unlawful for a physician or certain other healing arts licensees to refer a person for certain healthcare services, including clinical laboratory services, if the licensee or their immediate family member has a financial interest with the person or entity that receives the referral, unless an exemption is met. Unlike the Stark Law, PORA applies regardless of the source of payment. PORA also prohibits the submission of claims for services provided pursuant to a prohibited referral, and violation of this prohibition constitutes a public offense and is punishable upon conviction by a fine not exceeding fifteen thousand dollars ($15,000) for each violation and appropriate disciplinary action. Other states also have self-referral restrictions with which we have to comply, some of which differ from those imposed by the Stark Law or PORA.
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
Other Federal and State Healthcare Laws
In addition to the requirements discussed above, several other healthcare fraud and abuse laws could affect our business. For example, federal law permits the U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG), to exclude an individual or entity from Medicare or Medicaid for charging federal healthcare programs, including Medicare or Medicaid, substantially in excess of its usual charges for its items or services absent a finding of good cause. The terms “usual charge” and “substantially in excess” are subject to varying interpretations, and the HHS OIG has withdrawn multiple versions of a proposed rule intended to implement the statute.
The federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud pursuant to its qui tam provisions. Because the complaint in a qui tam action is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. Regardless of whether the government intervenes in the action, the relator, if successful, will receive a percentage of the recovery. In addition, providers and suppliers must report and return any overpayments received from the Medicare and Medicaid programs within 60 days of identification, and failure to identify and return such overpayments exposes the provider or supplier to federal False Claims Act liability. Violation of the federal False Claims Act may result in payment of up to three times the actual damages sustained by the government, plus significant per-claim civil penalties, as well as mandatory exclusion from government healthcare programs, and the OIG may request that the defendant enter into a Corporate Integrity Agreement that imposes compliance-related obligations. Several states, including California, have enacted comparable false claims laws that may apply regardless of payor.

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
As noted, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments, co-insurance and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be held liable under the CMP Law. Moreover, in certain cases, providers who routinely waive amounts owed by federal healthcare program beneficiaries can also be held liable under the Anti-Kickback Statute and the federal False Claims Act. One of the exceptions to the prohibition under the CMP Law covers non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts, and the Anti-Kickback Statute has a safe harbor. The OIG has emphasized in guidance documents that this exception should only be used on a case-by-case basis to address the financial needs of each particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payors.
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
The Physician Payments Sunshine Act imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other advanced non-physician healthcare practitioners (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own in vitro diagnostic tests solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain marketing authorizations for our diagnostic tests as medical devices (because the agency determines that one or more of such tests do not fall within the scope of the agency’s existing LDT definition) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department.
We are also subject to applicable state restrictions on laboratory billing. These laws vary from state to state but generally are intended to prevent a provider who ordered but did not perform the service from billing for that service at a markup. For example, California has an anti-markup statute with which we must comply, which prohibits a provider from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory that performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under California’s Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup and other client billing restrictions with which we must comply. Many states also have "direct-bill" laws that require the party that performed the service to bill for the service, with certain exceptions.
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
In addition to the CMIA, California adopted the California Consumer Privacy Act of 2018 (CCPA), which went into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain categories of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, strengthening the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. Many other states have enacted, or are considering enacting, their own omnibus consumer privacy laws similar to the CCPA, all of which increases the complexity of compliance and the risk of failures to comply.
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
Also, more than thirty states regulate AI or are considering proposed legislation that would regulate AI. Generally, such regulations aim to protect individuals such as consumers, employees, and/or job applicants from bias, discrimination, and invasion of privacy and to promote transparency with respect to use of AI by companies.
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
Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR with the U.K. GDPR sits alongside the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. Under the U.K. GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the U.K. GDPR—the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In June of 2021, the European Commission issued a decision, which was subsequently extended on December 19, 2025 through December 27, 2031, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom.
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
On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA. For tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests (CDLTs) are based upon these reported private payor rates. For CDLTs assigned a new or substantially revised Current Procedural Terminology (CPT), because there is no comparable existing CDLT, CMS will set the initial payment rates using the gap-fill methodology, as under prior law. Initial payment rates for new ADLTs will be based on the actual list charge. Any reductions to payment rates resulting from the new methodology are limited to up to 10% per test per year in each of the years 2018 through 2020. As noted below, federal law has delayed implementation of further reductions through 2026, after which time the reduction cap may rise to 15% per test per year. PAMA did not impact Medicare reimbursement for AVISE® CTD in 2025 compared to levels experienced in 2024. Additionally, we do not expect PAMA and changes to the PFS to have a significant impact to Medicare reimbursement for AVISE® CTD in 2026 compared to levels experienced in 2025.
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS or CDLTs that are not ADLTs. Most recently, on February 3, 2026, Section 6226 of the Continuing Appropriations Act, 2026, further delayed data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period for CDLTs that are not ADLTs will be from May 1, 2026 through July 31, 2026, and will be based on an updated data collection period of January 1, 2025 through June 30, 2025, relieving reporting companies from the burden of reporting 2019 data. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).
The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0% reduction limit was applied for calendar years (CYs) 2021 through 2025, as compared to the payment amounts for a test the preceding year. The Continuing Appropriations Act, 2026, further applied a 0.0% reduction limit for CY 2026. Consequently, payment may not be reduced by more than 15% per year from January 31, 2027 through December 31, 2028 as compared to the payment amounts established for a test the prior year.
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

Information About Our Executive Officers and Directors
The following persons currently serve as our executive officers and directors:

Executive Officers and Directors	Position
Executive Officers
John Aballi	President, Chief Executive Officer and Director
Jeffrey G. Black	Chief Financial Officer and Corporate Secretary

Directors
Tina Nova, Ph.D.	Executive Chairman of the Board of Directors
Ana Hooker	Senior Vice President, Chief Laboratory Officer, Exact Sciences Corporation
Scott Kahn, Ph.D.	Director, Rady Children's Institute for Genomic Medicine
Paul Kim	Chief Financial Officer, Fulgent Genetics, Inc.
Bruce Robertson, Ph.D.	Managing Director, H.I.G Capital, LLC
Frank Stokes	Chief Financial Officer, Castle Biosciences, Inc.
Chas McKhann	Senior Advisor, McKinsey & Company
Suppliers
We rely on sole suppliers for the critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our AVISE® testing products. We also purchase components used in our AVISE® testing product transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss, for the years ended December 31, 2025 and 2024 and our total assets as of December 31, 2025 and 2024, is included in our Financial Statements in Item 8 of this Annual Report.
Corporate Information
We were incorporated under the laws of the state of New Mexico in 2002, under the name Exagen Corporation. In 2003, we changed our state of incorporation from New Mexico to Delaware by merging with and into Exagen Diagnostics, Inc., pursuant to which we changed our name to Exagen Diagnostics, Inc. In January 2019, we changed our name to Exagen Inc. Our principal executive offices are located at 1261 Liberty Way, Vista, California 92081. Our telephone number is (760) 560-1501. Our website address is www.exagen.com. The information contained in, or accessible through, our website is not part of, and is not incorporated by reference into, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common securities.
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
•Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.
•Our term loan contains restrictions that limit our flexibility in operating our business, and if we fail to comply with the covenants and other obligations under our loan agreement, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.
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
We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $20.0 million and $15.1 million, respectively, and we expect to continue to incur additional losses in 2026 and in future periods. As of December 31, 2025, we had an accumulated deficit of $314.3 million. We also expect to continue to devote substantial resources to increase adoption of, and reimbursement for, our testing products and to develop future testing products. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our testing products and to develop future testing products. We may not be able to generate sufficient revenue to achieve and maintain profitability. Our failure to achieve and maintain profitability in the future could cause the market price of our common stock to decline and materially and adversely affect our prospects and business.
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
Other third-party payors make their own decisions as to whether to establish a policy to reimburse our testing products. Because approvals must be sought on a payor-by-payor basis, establishing broad coverage is a time-consuming and costly process. There are many third-party payors who have not yet established a coverage policy applicable to our testing products. In addition, several commercial payors issued non-coverage policies with respect to certain of our testing products, determining that these products do not meet the medical criteria for coverage and are considered investigational and/or experimental.
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
If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue negative coverage (or continue to issue negative coverage policies), these policies could have a material adverse effect on our business and operations. Even if many third-party payors currently reimburse for our testing products, such payors have in the past and may again withdraw coverage at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our testing products altogether, any of which could materially reduce our revenue.
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
•our ability to successfully launch and commercialize new testing products and to do so in the timelines in which we expect;
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results and could cause our estimates regarding positive Adjusted EBITDA profitability to ultimately be incorrect. In particular, our quarterly operating results have and may continue to vary due, in part, to our efforts regarding revenue cycle management. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability has and could again result in our failing to meet the expectations of industry or financial analysts or investors for a period. If our revenue, Adjusted EBITDA, profitability estimates or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, this could have a material adverse effect on our business, financial condition and results of operations and/or cause the market price of our common stock to decline.
In the near-term, we expect that our financial results will depend primarily on sales of our testing products, and we will need to generate sufficient revenue from these testing products to grow our business.
A significant majority of our historical revenue has been derived from the sale of our AVISE® CTD testing product, which we commercially launched in 2012. In the near term, we expect to continue to derive a majority of our revenue from sales of AVISE® CTD. We are in various stages of commercialization and research and development with respect to other testing products that we may offer, but there can be no assurance that we will be able to successfully develop or commercialize these testing products or generate substantial revenue from these testing products.
The demand for our testing products may decrease or may not continue to increase at historical rates for a number of reasons. In addition, at any point in time we may decide to no longer commercialize any of our testing products for any number of reasons. While we have experienced revenue growth from the sale of our testing products in certain quarterly and annual periods, we may not be able to sustain this growth or maintain existing revenue levels. Further, we cannot ensure the continued availability of our testing products in commercial quantities at acceptable costs. If we are unable to increase sales of our testing products, expand reimbursement for our testing products, or successfully develop and commercialize additional testing products, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject disruptions, including, but not limited to, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political instability, including the impact of tensions in Asia on the global economy, trade policy uncertainty, acts of war, including the current conflicts in Ukraine and the Middle East, and other natural or manmade disasters (which may be exacerbated due to climate change) or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our testing products. Our ability to obtain clinical supplies of our testing products could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Vista, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), our management is required to report upon the effectiveness of our internal control over financial reporting. When we reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and/or hire additional accounting and finance staff as we grow. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Our management has previously identified material weaknesses in our internal controls that we believe have been remediated, however we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are again unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
In addition, if we or our future partners have to withdraw a product from the market, it could harm our business and/or impact market acceptance of our other testing products. Further, our biomarker testing products rely on reagents and assays for various biomarkers, any of which could independently encounter manufacturing, supply, or quality issues. Moreover, if our testing products do not achieve an adequate level of acceptance by rheumatologists, hospitals, third-party payors or patients, we may not generate sufficient revenue from that testing product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our testing products may require significant resources and may never be successful.
We may experience limits on our revenue if healthcare providers decide not to order our testing products or if we are otherwise unable to create or maintain demand for our testing products.
If we are unable to create or maintain demand for our testing products in sufficient volume, we may not generate sufficient revenue to become profitable. To generate increased demand, we will need to continue to educate healthcare providers about the benefits of our testing products through publications in peer-reviewed medical journals, presentations at medical conferences and other similar means. We will also need to continue to generate demand for our testing products through one-on-one education by our sales force. We also focus on educating patients about the benefits of our testing products, which we believe is necessary to generate further demand. In addition, our inability to obtain and maintain coverage and adequate reimbursement from third-party payors may limit adoption by healthcare providers, as well as third-party payors exerting pressure on healthcare providers to order in-network testing products which could adversely affect our revenue.
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
We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform the tests that comprise our testing products. We also purchase components used in our specimen collection and transportation kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for many of these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. We are not a major customer of some of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours. If our suppliers can no longer provide us with the materials we need to perform the tests that comprise our testing products, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and, in certain circumstances, we may be required to amend or cancel test results we have issued. Additionally, if we are unable to remedy future potential quality issues with unique reagent suppliers, or otherwise find a supplier for future biomarkers with issues, we may experience difficulties obtaining market acceptance for our products. Moreover, any issues with quality may result in a change from time to time of the composition of our tests, which could impact the average selling price and revenues received from sales of such tests.

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
We directly supply healthcare providers with our testing products. Our warehouse facility could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, flooding, pandemics or other disease outbreaks and power outages, which may render it difficult or impossible for us to supply healthcare providers with our testing products for some period of time. The inability to supply healthcare providers with our testing products or the backlog of tests that could develop if our warehouse facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or business relationships, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our warehouse facility could be costly and time-consuming to repair or replace. If our warehouse facility is destroyed or otherwise rendered inoperable, we may have difficulty replacing it and there can be no assurance we could do so in a timely manner, on terms favorable to us or at all.
If we are unable to support demand for our current testing products or any of our future testing products or solutions, our business could suffer.
If demand for our testing products or any of our future testing products or solutions grows, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We may also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our testing products. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. Failure to implement necessary procedures, transition to new processes, hire the necessary personnel, obtain any necessary additional equipment and increase software and computing capacity could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations, expand our personnel, equipment, software and computing capacities, or implement process enhancements will be successfully implemented and will not negatively affect the quality of test results. In addition, there can be no assurance that we will have adequate space in our laboratory facility to accommodate such required expansion. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.
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
We use standard industry billing codes, known as CPT codes, to bill for our testing products. If these codes were to change, there is risk that errors could be made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors typically result in a delay in payment processing or a reduction in the amount of the payment received.
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
In 2025, Noridian posted the calendar year 2026 Medicare Physician Fee Schedule (MPFS), and CLFS, which establishes the reimbursement rates to be paid by Medicare for our jurisdiction for services performed on or after January 1, 2026. Revenue from Medicare comprised 24% and 25% of our revenue for the years ended December 31, 2025 and 2024, respectively. Revenue from the sale of our AVISE® CTD test comprised 91% of our revenue for each of the years ended December 31, 2025 and 2024.
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
We sell our testing products through our own specialized sales force. Our testing products compete in a concentrated specialty market of autoimmune and autoimmune-related diseases, and utilizing a specialized sales force is integral to our strategy. As such, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds and industry expertise and expect to continue to evaluate the reach and frequency with rheumatologists, including as we launch our pipeline products. We expect to expand our sales territories in a measured fashion where we believe there is a high likelihood of profitable revenue growth. Training of sales representatives can be costly and time consuming, particularly given the level of experience and sophistication we seek in our sales force. If we are unable to effectively retain, train and integrate sales representatives, as needed, it may adversely affect our ability to effectively market and sell our testing products. In addition, competition for highly specialized sales personnel is intense, and we may not be able to attract and retain personnel or be able to maintain an efficient and effective sales and marketing force.
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
We may not be able to develop testing products, including those testing products in our pipeline, with the clinical utility necessary to be useful and commercially successful. There are certain products for which a commercial launch would trigger additional payment obligations to licensors of the technology. In these cases, if the economic projections of the product do not outweigh the additional obligations, we may not launch these products. In order to develop and commercialize testing products, we need to:
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
Our testing product development process involves a high degree of risk and may take several years. Our testing product development efforts may fail for many reasons, including:
•failure to identify additional biomarkers to incorporate into our testing products or an inability to obtain intellectual property protection for testing products targeting new biomarkers;
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
As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, as well as technology licensing arrangements and other strategic transactions or collaborations with third parties. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, make investments in other companies or acquire ownership rights to therapeutics that are synergistic with our testing products. We have limited experience acquiring other companies or therapeutics and with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company, business or assets also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.
To finance any acquisitions or investments, we may choose to issue shares of our stock, or stock equivalents, as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for equity. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings or through the issuance of debt. This debt financing may involve covenants limiting or restricting our ability to take certain actions. Future acquisitions or dispositions could also result in potentially dilutive issuances of our equity securities, the assumption of contingent liabilities, or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. Additional funds may not be available on terms that are favorable to us, or at all.
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
The marketing, sale and use of our testing products could lead to liability claims if someone were to allege that any such testing product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to rheumatologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We may also be subject to similar types of claims related to testing products we may develop in the future. These errors or omissions or professional liability claims could result in material damages and be costly and time consuming for us to defend. Although we maintain professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any errors or omissions or professional liability claim brought against us, with or without merit, could materially increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause material injury to our reputation or cause us to suspend sales of our testing products. Similarly, any product liability lawsuit affecting our partners could also cause material injury to our reputation. We may also initiate a correction or removal for one of our testing products, issue a safety alert or undertake a field action or recall to reduce a risk to health posed by potential failure of our products to perform as designed, which could lead to increased costs and lead to increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our testing products and to negative publicity, including safety alerts, press releases or administrative or judicial actions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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
We believe we have the capacity to meet our expected business needs for at least the next 12 months, although we may grow at a rate that is faster than we expect. We may need to further expand our laboratory space in the future.

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
The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses, or otherwise breached due to employee error, malfeasance or other activities. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, the adoption of AI technologies may further heighten the risk of cyber-attacks. Leveraging AI capabilities to potentially improve administrative internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. This use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.
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
The current inflationary environment has resulted in higher prices, which have impacted our costs incurred to generate revenue from our laboratory testing services, costs to attract and retain personnel, and other operating costs in recent periods. The severity and duration of the current inflationary environment remains uncertain and may continue to impact our financial condition and results of operations. Inflation may continue to adversely affect us by increasing the costs of products, materials (including reagents and laboratory supplies), and labor needed to operate our business in future periods. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results. Moreover, we may not be able to pass those costs along in the products we sell. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the United

States or other governments. Recently, the U.S. Government has enacted, repealed, threatened and revised tariffs on various countries. Retaliatory measures from affected countries have also been enacted, repealed threatened and revised. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. And, certain tariffs recently enacted by the U.S. government have been overturned by the U.S. Supreme Court. These actions have caused substantial uncertainty and volatility in financial markets and have and may again result in retaliatory measures on U.S. goods.
Our business requires access to reagents and other materials to run our tests, some of which we source from suppliers located outside the United States. Any imposition of or increase in tariffs or other restrictions on imports of reagents or other materials, as well as corresponding price increases for such materials available domestically, if any, could materially increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.
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
Inadequate funding for the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of governmental agencies to meet their mandates can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of government agencies on which our operations may rely, including those that fund research and development activities and those that process government payor decisions, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times, resulting in certain regulatory agencies furloughing critical employees and suspending critical activities. If a prolonged government shutdown or slowdown occurs, or a significant reduction in force makes it difficult for the officers or government agencies with which we interact to respond timely, it could have a material adverse effect on our business. Further, the ongoing or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. However, some of these accounts exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 and, while we believe we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, if any such depository institution fails to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, this could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Further, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.
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
On April 25, 2025, we entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP (Perceptive) that was amended on March 6, 2026 (as amended, the Credit Agreement), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $65.0 million (the Perceptive Term Loan Facility). An initial tranche of $25.0 million (the Tranche A Loan) was funded on April 25, 2025. Additional tranches of up to $10.0 million (the Tranche B Loan), and $30.0 million (the Tranche D Loan, and collectively with the Tranche A Loan, and the Tranche B Loan, the Term Loans) may be drawn subject to the Company’s satisfaction of certain conditions precedent, including specified revenue milestones. The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date. The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the Applicable Margin), payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. We may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
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
On November 17, 2023, we filed a shelf registration statement on Form S-3, as amended by Amendment No. 1 to Form S-3 filed on November 27, 2023, that provides for aggregate offerings of up to $150.0 million of our securities subject to various limitations. We filed a prospectus supplement on November 29, 2023 pursuant to this registration statement, registering sales of our common stock in an amount not to exceed $50.0 million, pursuant to a sales agreement by and between us and TD Securities (USA) LLC (TD Cowen), as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the Amended Sales Agreement). Additionally, on May 8, 2025, we filed a prospectus supplement relating to the issuance and sale of an aggregate of 3,852,500 shares of our common stock to Canaccord Genuity (the Underwriter), including 502,500 shares of our common stock issued and sold pursuant to the exercise in full of the Underwriter’s option to purchase additional shares.
Using a shelf registration statement to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a registration statement on Form S-1 and companies may be able to receive more favorable terms by raising capital pursuant to a shelf registration statement on Form S-3. Our ability to raise capital under our current shelf registration statement (and any future registration statement on Form S-3) has in the past, and may again in the future be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 without restrictions. We have previously been subject to the "baby shelf rules" and if we were to become subject to the "baby shelf rules" again, we would be limited in our ability to use our shelf registration statement on Form S-3 or the Amended Sales Agreement to raise additional funds to the extent the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, any intended sale would exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. As of the date of this Annual Report, we are not subject to the "baby shelf rules" because the market value of our outstanding shares of common stock held by non-affiliates calculated in accordance with Instruction I.B.6. of Form S-3, or public float, was greater than $75.0 million as of the date of this Annual Report.
In the case of the incurrence of further indebtedness, the Credit Agreement, subject to certain exceptions, restricts our ability to incur additional indebtedness or encumber any of our property without the prior consent of the Majority Lenders (as defined in the Credit Agreement). Under the Credit Agreement, we are required to make monthly interest payments based on an annual rate equal to the greater of (i) SOFR or (ii) 4.75%, plus the Applicable Margin. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The timing and amounts of our future capital requirements are difficult to forecast and will depend on numerous factors, including: our ability to maintain and grow sales of our testing products, as well as the costs associated with conducting clinical studies to demonstrate the utility of our testing products and support reimbursement efforts; fluctuations in working capital; the costs to expand our sales and marketing capabilities; the costs of developing our product pipeline, including the costs associated with conducting our ongoing and future validation studies; the additional costs we may incur as a result of operating as a public company and the extent to which we in-license, acquire or invest in complementary businesses or products.
Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, including pursuant to the Amended Sales Agreement, dilution to our stockholders could result, and the market price of our common stock could decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants (similar to our current obligations pursuant to the Credit Agreement), such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our testing products or market development programs, which could lower the economic value of those products or programs to our company.
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
In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under the CLFS. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests, and laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, on February 3, 2026, Section 6226 of the Consolidated Appropriations Act, 2026, was passed, and it delayed data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions until 2027. Medicare reimbursement for CDLTs is based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant than in the past. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this payment system on rates for our tests, including any current or future tests we may develop, is uncertain.
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
From time to time and in the ordinary course of our business, we have been and may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, qui tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, and other types of information requests from government authorities. In addition, any litigation or government investigation generally, diverts the attention of our management team and resources from our core business and limits the time and attention of our management team otherwise available to devote to our business. Government investigation and litigation in general may cause us to incur significant expenses, to experience significant losses, and, as a result of such matters, we may also be required to materially alter the conduct of our operations or pay significant penalties. For example, pursuant to a settlement agreement, we made a single lump-sum remittance to the government in the amount of $0.7 million plus interest in October 2023, the U.S. Attorney’s Office dismissed this “covered conduct” in the qui tam with prejudice, while non-covered conduct was dismissed without prejudice. The Department of Justice excused itself from the case in connection with the settlement. In November 2023, the complaint was unsealed and served on Exagen. Exagen filed a motion to dismiss the complaint. In February 2024, the relator filed a motion for leave to amend the complaint. Exagen opposed this motion, and the case was ultimately dismissed with prejudice on July 15, 2025.
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
The FDA regulates any diagnostic test that meets the definition of a medical device, except under specific, narrow circumstances. The FDCA defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is , among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an IVD as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.” Therefore, the FDA generally considers diagnostic testing products to be IVDs subject to the agency’s regulatory requirements for IVDs. Although the FDA sought to regulate LDTs actively under medical device regulations through notice-and-comment rulemaking after decades of exercising enforcement discretion with respect to LDTs, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety, holding that the rule exceeded the agency’s authority under the FDCA. We believe that all of our AVISE® test products are LDTs, as are our near-term pipeline candidate tests.
If the FDA were to disagree with our conclusion that our AVISE® test products fall within the scope of the agency’s LDT definition and determines that the AVISE® tests are thus subject to FDA’s medical device authorities and implementing regulations, we would become immediately subject to extensive regulatory requirements and may be required to stop selling our existing tests or refrain from launching any other tests we may develop. In particular, the FDA may require us to obtain marketing authorization for each of our AVISE® tests in order for use to commercialize them. The premarket review process for diagnostic testing products can be lengthy, expensive, time-consuming, and unpredictable. As part of the process to prepare regulatory submissions for FDA review, we may be required to conduct formal clinical trials under agency regulations before applying for commercial marketing authorization. Performing additional, new nonclinical studies or clinical trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize our AVISE® tests, all of which would adversely impact our business.
While we believe that we are currently in material compliance with applicable laws and regulations with respect to LDTs, we cannot assure you that the FDA will agree with our determination. Any finding by the FDA or another regulatory authority that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
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
Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may apply more broadly or be more stringent than HIPAA. For example, the CCPA, which went into effect on January 1, 2020, gives California residents, including our California-based employees, expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new regulatory authority, the California Privacy Protection Agency (CPPA), which is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws (for example Virginia's Consumer Data Protection Act and other similar laws that recently went into effect in other states), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to countries outside of the EEA that have not been found to provide adequate protection to such personal data. In July 2023, the European Commission adopted an adequacy decision with respect to a mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards addressing the reasons behind the Court of Justice of the EU’s invalidation of the original Privacy Shield in 2016. The European Commission will continually review developments in the United States along with its adequacy decision, and the adequacy decision could be altered or withdrawn. Future actions of EU data protection authorities and the potential impacts on data transfers are difficult to predict.
Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. The U.K. GDPR sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into U.K. law. The U.K. GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. In June of 2021, the European Commission issued a decision, which was subsequently extended on December 19, 2025 through December 27, 2031, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom.
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
Risks Related to our Intellectual Property
If we are unable to maintain or obtain intellectual property protection, our competitive position could be harmed.
Our ability to protect our technologies, such as the AVISE® Lupus platform, affects our ability to compete and to achieve sustained profitability. We rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, and contractual restrictions to protect our intellectual property rights. We cannot be certain that the claims in our granted patents and pending patent applications covering our testing products will be considered patentable or enforceable by the United States Patent and Trademark Office (the USPTO) courts in the United States, or by patent offices and courts in foreign countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We apply for patents covering our testing products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important testing products and technologies or for pipeline testing products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions, or we may cease our prosecution and maintenance of patents in potentially relevant jurisdictions. Currently, we have an exclusive license to two issued U.S. patents, one U.S. patent application, and certain corresponding foreign counterpart patents, relevant to our AVISE® testing products. We own seven issued U.S. patents and two pending U.S. patent applications relevant to our AVISE® testing products. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if such patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the further development of our testing products. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our testing products or prevent others from designing around our claims.
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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our testing products and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. While we use commercially reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors and other advisors may unintentionally or willfully disclose such trade secret information to third parties and competitors. We attempt to protect our proprietary technology in large part by entering into confidentiality and non-disclosure agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that competitors will not know of, or independently discover, our trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our testing products, technologies, services or know-how or require licensing and the payment of significant fees or royalties by us in order to produce our testing products, technologies or services. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information.
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
Certain of our testing products, such as AVISE® CTD, utilize both patented technology and publicly available technology that is not protected by patents or other intellectual property rights. We believe that using certain publicly available technology allows us to offer a better and more comprehensive testing product. However, the publicly available technology which we rely upon is also used in, and may continue to be used in, products which compete with our testing products. Our competitors may independently develop competing diagnostic products and services that do not infringe our intellectual property.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our testing products.
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
Filing, prosecuting and defending patents on our testing products in all countries throughout the world would be prohibitively expensive. Moreover, we believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and, accordingly, our patent position may be stronger in the United States than abroad. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Various countries limit the subject matter that can be patented and limit the ability of a patent owner to enforce patents in the medical and other related fields. This may limit our ability to obtain or utilize those patents internationally. In order to manage our foreign patent costs and focus on the U.S. market, we made the decision to cease the prosecution and maintenance of certain of our foreign patents and patent applications related to our CB-CAPs technology and our AVISE® testing products. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the United States. These products may compete with our AVISE® testing products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to monitor deadlines to pay these fees and to remind us of these fees, and we employ an outside firm to pay these fees due to the USPTO and to foreign patent agencies based on our instructions. In the aggregate, these fees can be cost prohibitive for an early-stage company. Accordingly, we made a financially-driven decision to prioritize our payment of these fees and to allow certain of our parents to lapse, particularly with respect to our ex-U.S. rights licensed from UPitt related to our CB-CAPs technology and to foreign patents covering our AVISE® testing products. The permanent lapse of certain of these ex-U.S. rights may result in our patent position being stronger in the United States than abroad, such as in countries that are part of the European Patent Convention, and third parties may be able to compete more effectively against us in countries outside the United States, including in those countries that belong to the European Patent Convention. Additionally, while an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the diagnostics industry, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. The Leahy-Smith America Invents Act introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings the possibility of third-party challenges to our patents and the outcome of such challenges could result in a loss or narrowing of our patent rights. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our testing products. As the diagnostics industry expands and more patents are issued, the risk increases that our activities related to our testing products may give rise to claims of infringement of the patent rights of others.
We cannot assure you that any of our current or future testing products will not infringe existing or future patents. Although we are not aware of any issued patents that will prevent us from marketing our testing products, there may be third-party patents of which we are currently unaware with claims to materials or methods of manufacture related to the use or manufacture of our testing products. If a third party that owns such a patent asserts it successfully against one of our current or future testing products, we may be unable to market our product, which could materially harm our business and because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending third-party patent applications which may later result in issued patents that our testing products or our technologies may infringe, or which such third parties claim are infringed by the use of our technologies.
Parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop one or more of our testing products. Defense of these claims, regardless of their merit, would involve substantial expenses and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or development of our testing products. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop our AVISE® testing products, which could harm our business significantly. Even if we were able to obtain a license, the rights may be nonexclusive, which may give our competitors access to the same intellectual property.
In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter partes review of our patents in the USPTO. We may also become involved in similar proceedings in the patent offices in other jurisdictions regarding our intellectual property rights with respect to our testing products and technology.
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
In addition, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering one of our testing products, the defendant could counterclaim that the patent covering such AVISE® testing product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Such proceedings could result in an invalidation of our patents. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our testing products. Such a loss of patent protection could have a material adverse impact on our business.
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
We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other companies in our industry. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our testing products. We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.
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
•future sales of our common stock by our executive officers, directors and other stockholders; and
•general economic conditions and slow or negative growth of our markets, including as a result of the current conflicts in the Ukraine and the Middle East and other geopolitical tensions.
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
At December 31, 2025, our employees and members of our board of directors collectively hold options to acquire up to 526,839 shares of our common stock and restricted stock units representing the contingent right to receive up to 1,795,639 shares of our common stock. These shares are registered pursuant to our previously filed registration statements on Form S-8 and are generally freely-tradeable. Future sales of substantial amounts of our common stock in the public market, including sales by our directors, employees, or other significant holders, shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock and cause significant dilution to our existing stockholders.
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
We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our results of operations.
As a public company we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Moreover, these rules and regulations have increased our legal and financial compliance costs and has made some activities more time-consuming. We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. When or if we reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.
Complying with these requirements applicable to public companies may at times place a strain on our personnel, information technology systems and resources while diverting management’s attention from other business concerns. We have engaged outside service providers with appropriate public company compliance experience and technical accounting knowledge to support our compliance efforts, and we may need to engage additional service providers in the future to ensure compliance which may cause us to incur additional operating costs.
These and other requirements may also make it more difficult or more costly for us to obtain or maintain certain types of insurance, including directors’ and officers’ liability insurance. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.
The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Any one of these requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Based on their most recent publicly filed beneficial ownership reports, our greater than 5% stockholders collectively own approximately 31% of our outstanding capital stock and our greater than 5% stockholders, directors and executive officers collectively own (without duplication) approximately 33% of our outstanding capital stock as of February 17, 2026. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. In addition, the Credit Agreement restricts our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.
An active, liquid trading market for our common stock may not be maintained.
Prior to our initial public offering, there had been no public market for our common stock. While our common stock now trades on the Nasdaq Global Market (Nasdaq), we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business. During 2025, our average daily trading volume was approximately 256,838 shares.
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
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats in addition to other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, and penetration testing to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our Nominating and Corporate Governance Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Vice President of Information Services.
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
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our Nominating and Corporate Governance Committee to oversee risks from cybersecurity threats.
Upon detection of a material cybersecurity threat, our Nominating and Corporate Governance Committee receives an update from management of the cybersecurity threat, risk management and strategy processes, as well as the steps management has taken to respond to such risks. In such sessions, our Nominating and Corporate Governance Committee generally receives materials that include cybersecurity materials discussing current material cybersecurity threat risks, and describing our ability to mitigate those risks, and discusses such matters with our Chief Executive Officer. Our Nominating and Corporate Governance Committee and board of directors receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Vice President of Information Services, with support from our entire Information Services department. Such individuals have collectively over 10 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications. These Information Services team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these Information Services team members report to our Chief Executive Officer, and ultimately to the Nominating and Corporate Governance Committee of our board of directors about material cybersecurity threats.

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
Holders of Record
As of March 6, 2026, there were approximately 32 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently prohibited by the terms of our Credit Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this Annual Report under the section titled "Security Ownership of Certain Beneficial Owners and Management" for information about our equity compensation plans, which is incorporated by reference herein.
Performance Graph
Not applicable.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
We did not repurchase any of our equity securities during the year ended December 31, 2025.

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and financial performance, includes forward-looking statements that are based on current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should read the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Beginning in late 2022, we revitalized our organization with the addition of key members to our senior leadership team, each with successful industry track records in diagnostics, medical device and medical technology, including our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Vice President of Sales, Vice President of Commercial Strategy, and Medical and Laboratory Director. By leveraging our team’s extensive experience to create clinically distinct solutions that improve patient lives, we have created a strong foundation for growth and believe that we are well-positioned to positively impact patient care and address unmet clinical needs in autoimmune disease. We strive to become a partner of choice for doctors, hospitals, healthcare systems, and payors.
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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 91% of our revenue for each of the years ended December 31, 2025 and 2024.
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

We market our AVISE® testing products using our specialized sales force covering 45 territories in the United States. Many diagnostic sales forces are trained only to understand the comparative benefits of the tests they promote. In contrast, the specialized backgrounds of our sales personnel, coupled with our comprehensive training, enables our sales representatives to interpret results from our de-identified patient test reports and provide unique insights in a highly tailored discussion with rheumatologists. We believe our focus on and experience in the field of rheumatology, combined with our commitment to excellent customer service and support, position us very well to respond to the needs of rheumatologists and the patients they serve.
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
▪PAD4 Biomarkers. During the third quarter of 2025, we received conditional approval from the New York State Department of Health and commercially launched our new PAD4 biomarker assays on the AVISE® CTD platform. Anti-PAD4 antibodies have been found to be 35% sensitive and 95% specific for RA in a peer-reviewed validation study. Additionally, anti-PAD4 antibodies have been found in 19% of anti-CCP negative RA patients, helping to address a critical seronegative diagnostic gap. Beyond the diagnostic utility, anti-PAD4 antibodies have been shown to associate with increased risk for radiographic progression, a sign of permanent joint changes.
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we have in the past and continue to hold claims in the first half of the fiscal year, which typically results in increases in our accounts receivable and an accelerated decrease in our cash in the same period, with the trend subsequently reversed in the second half of the fiscal year as cash is collected on billed tests.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through December 31, 2025, we have delivered over one million of these tests. During the year ended December 31, 2025, the number of AVISE® CTD tests delivered increased by approximately 11% over the same period in 2024. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers and on the success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, which we added to our AVISE® CTD tests in January 2025.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors that may affect our performance in the section entitled "Risk Factors."
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
Changes in U.S. Trade Policy
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. Our business requires access to reagents and other materials to run our tests, some of which we source from suppliers located outside the United States, including Germany. Any imposition of or increase in tariffs or other restrictions on imports of reagents or other materials, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.
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
In April 2022, we were granted a PLA code for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian, our MAC, has set the current pricing for this PLA code at $840.65 per test. CMS will align local MAC pricing with national payment rates for the PLA code on the 2026 CLFS through their annual payment determination process to provide a standardized, nationally determined payment rate. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
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
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the fiscal year ended December 31, 2025, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the year ended December 31, 2025 improved by approximately 11% as compared to the number of AVISE® CTD tests delivered during the year ended December 31, 2024 due to continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion. Additionally, the trailing-twelve-month ASP of our AVISE® CTD tests increased by approximately 7% during the year ended December 31, 2025 compared to the same period in 2024.
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
Interest Expense
Interest expense consists of cash and non-cash interest expense associated with borrowings under the Perceptive Term Loan Facility as well as our other financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of the unamortized debt issuance costs and final payment fee due under the terms of our prior loan agreement, as amended, with Innovatus Life Sciences Lending Fund I, LP (the Amended Loan Agreement). The Amended Loan Agreement was fully repaid and terminated on April 25, 2025.
Change in Fair Value of Warrant Liability
Changes in the fair value of the warrant liability relates to the warrant certificate issued in connection with the Credit Agreement with Perceptive (the Warrant Certificate).
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents.
Income Tax Expense
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024
	(in thousands)
Revenue	$66,575	$55,641	$10,934
Cost of revenue	27,776	22,529	5,247
Gross profit	38,799	33,112	5,687
Operating expenses:
Selling, general and administrative expenses	46,615	41,373	5,242
Research and development expenses	6,254	5,375	879
Total operating expenses	52,869	46,748	6,121
Loss from operations	(14,070)	(13,636)	(434)
Interest expense	(4,318)	(2,234)	(2,084)
Loss on extinguishment of debt	(295)	—	(295)
Change in fair value of warrant liability	(1,506)	—	(1,506)
Interest income	289	767	(478)
Loss before income taxes	(19,900)	(15,103)	(4,797)
Income tax expense	(51)	(12)	(39)
Net loss	$(19,951)	$(15,115)	$(4,836)
Revenue
Revenue increased $10.9 million, or 19.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to an increase in test volume and continued ASP expansion. The number of AVISE® CTD tests delivered in the year ended December 31, 2025 increased by approximately 11% compared to the same period in 2024. In addition, our AVISE® CTD trailing twelve-month ASP increased by $30 per test to $441 per test in the fourth quarter of 2025 from $411 per test in the fourth quarter of 2024.
Cost of Revenue
Cost of revenue increased $5.2 million, or 23.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to increases of $3.7 million in materials and supplies expenses, $1.4 million in payroll and stock-based compensation expense, and $0.3 million in facilities and allocated overhead expenses. These increases were partially offset by a decrease of $0.2 million in shipping and handling costs.
Gross Margin
Gross margin as a percentage of revenue decreased slightly to 58.3% for the year ended December 31, 2025 compared to 59.5% for the year ended December 31, 2024, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.2 million, or 12.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to increases of $2.2 million in salaries, $1.6 million in commissions, $0.7 million in travel and entertainment, $0.5 million in outside services, $0.2 million in stock-based compensation expense, and $0.1 million in other expenses, partially offset by a decrease of $0.1 million in bonuses.
Research and Development Expenses
Research and development expenses increased $0.9 million, or 16.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $0.6 million of personnel costs (including salaries, benefits and stock-based compensation) resulting from increased allocation of labor to research and development for laboratory personnel working on the validation of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, and an increase of $0.3 million in clinical and facility-related expenses.
Interest Expense
Interest expense increased by $2.1 million, including an increase of $0.8 million in non-cash interest expense, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025 and the embedded finance lease related to the supply agreement, as amended, with one of our suppliers for certain reagents. We expect to continue to incur this interest expense under the Perceptive Term Loan Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability increased by $1.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increases in the fair value of the underlying common stock.
Interest Income
Interest income decreased $0.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in cash and cash equivalents held in money market funds.
Income Tax Expense
Income tax expense remained substantially consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we incurred a net loss of $20.0 million and $15.1 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of December 31, 2025, we had an accumulated deficit of $314.3 million and cash and cash equivalents of $32.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash. A total of an additional $40.0 million is available at our option under the Perceptive Term Loan Facility as amended in March 2026 should we attain specified revenue levels and satisfy other conditions.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under term loan facilities.
Our obligations under the Perceptive Term Loan Facility are secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we issued the Warrant Certificate to Perceptive. The Warrant Certificate has a ten-year term from the applicable issuance date and includes protection for certain dilutive issuances and registration rights provisions. The Perceptive Term Loan Facility includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Perceptive Term Loan Facility also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of December 31, 2025, we were in compliance with all covenants of the Perceptive Term Loan Facility.

On May 9, 2025, we issued and sold an aggregate of 3,852,500 shares of our common stock (inclusive of 502,500 shares pursuant to the exercise in full of the Underwriters’ option to purchase additional shares) at a public offering price of $5.25 per share, for aggregate net proceeds of $18.6 million after deducting underwriting discounts and commissions and other offering expenses.
On November 17, 2023, we filed a registration statement on Form S-3 (Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million shares of our common stock, preferred stock, debt securities, warrants and units, of which $126.2 million remained available for sale at December 31, 2025.
On September 15, 2022, we entered into the Amended Sales Agreement with TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50.0 million. We are not obligated to sell any shares of our common stock under the Amended Sales Agreement. During the year ended December 31, 2025, we sold 360,554 shares of common stock under the Amended Sales Agreement at an average per share price of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by us.
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
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA, and payments for operating and finance leases related to our laboratory equipment (see "Note 4. Borrowings," "Note 5. Leases," and "Note 6. Commitments and Contingencies," to our audited financial statements included in this Annual Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing.
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
Until such time, if ever, as we can generate revenue to support our costs structure, we may be required to finance our operations as needed through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. The Perceptive Term Loan Facility involves, and any additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$(13,625)	$(13,279)
Investing activities	(626)	(515)
Financing activities	24,435	(663)
Net change in cash, cash equivalents and restricted cash	$10,184	$(14,457)
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $13.6 million and primarily resulted from (i) our net loss of $20.0 million adjusted for non-cash charges of $8.3 million primarily related to stock-based compensation, depreciation, amortization, change in fair value of warrant liability, loss on extinguishment of debt, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $2.0 million primarily related to net increases in accounts receivable and net decreases in operating lease liabilities, partially offset by net decreases in prepaid expenses and other current assets and other assets and increases in accrued and other current liabilities.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively, and was primarily due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $24.4 million, primarily resulting from $23.7 million in proceeds from the issuance of debt and warrants, net of discounts, $18.6 million in proceeds from common stock issued in public offering, net of issuance costs, $3.4 million in proceeds from common stock issued under the Amended Sales Agreement with TD Cowen, net of issuance costs, and $0.4 million in proceeds from common stock issued under our 2019 Employee Stock Purchase Plan (the ESPP), partially offset by a $19.7 million payment to early extinguish debt, $0.9 million in payments of debt issuance costs, $0.6 million in principal payments on notes payable obligations, and $0.5 million in principal payments on finance lease obligations.

Net cash used in financing activities for the year ended December 31, 2024 was $0.7 million, primarily consisting of principal payments on finance lease obligations and notes payable, partially offset by the proceeds from ESPP purchases.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these audited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe the following accounting estimates are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our financial statements. For further information, see "Note 2. Summary of Significant Accounting Policies," to our Financial Statements, which outlines our application of significant accounting policies.
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
Payors are billed at our list price. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors. We follow a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. The transaction price is estimated using an expected value method on a portfolio basis. Our portfolios are grouped per payor (each individual third-party insurance, Medicare, Medicaid, client payors, patient self-pay, etc.) and on a per test basis.
Collection of our net revenues from payors is normally a function of providing complete and correct billing information to the healthcare insurers and generally occurs within 30 to 90 days of billing.
The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation by management. We continually assess the state of our cash collections in order to identify areas of risk and opportunity that allow us to appropriately estimate receivables and revenue. Should we later determine the judgments underlying estimated collections change, our financial results could be impacted in future periods. Included in revenues for the years ended December 31, 2025 and 2024 were net revenue increases of $0.9 million and $6.6 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
Recent Accounting Pronouncements
See "Note 2. Recent Accounting Pronouncements," to the audited financial statements included in this Annual Report for a summary of recent accounting pronouncements.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable level of assurance.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Rule 10b5-1 trading arrangements
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
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
Credit Agreement Amendment
On March 6, 2026, the Company and Perceptive entered into a first amendment to the Credit Agreement. This amendment, among other changes, terminated the Tranche C Term Loan Commitment (as defined therein), extended the availability of the $10.0 million Tranche B Term Loan (as defined therein) to September 30, 2026, increased the trailing twelve month net revenue milestone applicable to the Tranche B Borrowing Date (as defined therein), and revised certain financial covenant thresholds. The first amendment did not change the stated maturity of the existing term loans and reaffirmed the existing liens and guarantees securing the credit facility. As a result of this amendment, the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate has been reduced from up to 750,000 shares of common stock to up to 600,000 shares of common stock that will vest and become exercisable if and when the remaining additional debt tranches (Tranche B and/or Tranche D) are drawn by the Company.
The descriptions of the first amendment and Credit Agreement are qualified by their entirety by the full text of the Credit Agreement and amendment, attached as Exhibits 10.41 and 10.42, respectively, to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation.
The information required by this item will be incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is BDO USA, P.C., San Diego, California, PCAOB ID #243.
The information required by this item will be incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

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
Item 16. Form 10-K Summary.
None.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Warrant to Purchase Stock issued to Innovatus Life Sciences Lending Fund I, LP in connection with the Company's 2018 loan agreement.	S-1/A	333-233446	4.9	9/9/2019
4.5	Description of Securities.	10-K	001-39049	4.8	3/18/2024
4.6	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
10.1#	Exagen Diagnostics, Inc. 2013 Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-233446	10.2	9/9/2019
10.2#	Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.3	9/9/2019
10.3#	Form of Option Agreement under Exagen Inc. 2019 Incentive Award Plan.	S-1/A	333-233446	10.4	9/9/2019
10.4#	Form of Restricted Stock Unit Agreement under Exagen Inc. 2019 Incentive Award Plan.	10-K	001-39049	10.5	3/16/2021
10.5#	Exagen Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233446	10.5	9/9/2019
10.6†	Asset Purchase Agreement, dated October 8, 2010, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.11	9/9/2019
10.7†	Amendment No. One to Asset Purchase Agreement, dated March 10, 2011, by and between Cypress Bioscience, Inc., Proprius, Inc. and the Company.	S-1/A	333-233446	10.12	9/9/2019
10.8	Amendment No. Two to Asset Purchase Agreement, dated August 21, 2012, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.13	9/9/2019
10.9†^	Amendment No. Three to Asset Purchase Agreement, dated February 6, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.14	9/9/2019
10.10	Amendment No. Four to Asset Purchase Agreement and Consent, dated October 8, 2013, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.15	9/9/2019
10.11	Amendment No. Five to Asset Purchase Agreement, dated January 26, 2016, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.16	9/9/2019

10.12†	Amendment No. Six to Asset Purchase Agreement, dated February 16, 2017, by and between Royalty Pharma Collection Trust, Proprius, Inc. and the Company.	S-1/A	333-233446	10.17	9/9/2019
10.13†	Amended and Restated Exclusive License Agreement, dated August 2, 2011, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.18	9/9/2019
10.14†	First Amendment to Amended and Restated Exclusive License Agreement, dated May 17, 2012, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.19	9/9/2019
10.15†	Second Amendment to Amended and Restated Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.20	9/9/2019
10.16	Third Amendment to Amended and Restated Exclusive License Agreement, dated June 24, 2016, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.21	9/9/2019
10.17†	Exclusive License Agreement, dated September 30, 2013, by and between the University of Pittsburgh-Of the Commonwealth System of Higher Education and the Company.	S-1/A	333-233446	10.22	9/9/2019
10.18†	Exclusive License Agreement, dated September 5, 2011, by and between Thierry Dervieux, Ph.D. and the Company.	S-1/A	333-233446	10.23	9/9/2019
10.19	Standard Industrial/Commercial Multi-Tenant Lease, dated January 13, 2012, by and between RGS Properties and the Company.	10-Q	001-39049	10.1	7/28/2020
10.20	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 2013, by and between RGS Properties and the Company.	10-Q	001-39049	10.2	7/28/2020
10.21	Second Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated April 29, 2016, by and between RGS Properties and the Company.	10-K	001-39049	10.27	3/25/2020
10.22	Third Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated June 16, 2017, by and between RGS Properties and the Company.	10-K	001-39049	10.28	3/25/2020
10.23	Fourth Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated March 16, 2020, by and between RGS Properties and the Company.	10-K	001-39049	10.29	3/25/2020
10.24	Fifth Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.3	11/10/2021
10.25	Standard Industrial/Commercial Single-Tenant Lease, dated September 4, 2014, by and between Geiger Court, LLC and the Company.	S-1/A	333-233446	10.31	9/9/2019
10.26	First Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated August 2, 2017, by and between Geiger Court, LLC and the Company.	10-K	001-39049	10.31	3/25/2020
10.27	Extension of Lease to Standard Industrial/Commercial Single-Tenant Lease, dated March 12, 2020, by and between Liberty Vista and the Company.	10-K	001-39049	10.32	3/25/2020

10.28	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated January 6, 2021, by and between Liberty Vista and the Company.	10-K	001-39049	10.34	3/16/2021
10.29	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease, dated October 11, 2021, by and between Liberty Vista and the Company.	10-Q	001-39049	10.2	11/10/2021
10.30	Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2020 by and between RGS Properties and the Company.	10-K	001-39049	10.33	3/25/2020
10.31	First Addendum to Standard Industrial/Commercial Multi-Tenant Lease, dated October 19, 2021, by and between RGS Properties and the Company.	10-Q	001-39049	10.4	11/10/2021
10.32†	Sublease Agreement, dated August 19, 2021, by and between Plum Healthcare Group, LLC and the Company.	10-Q	001-39049	10.1	11/10/2021
10.33	Master Lease Agreement, dated February 1, 2018, by and between Celtic Commercial Finance, a division of MB Equipment Finance, LLC and the Company.	S-1/A	333-233446	10.32	9/9/2019
10.34	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-233446	10.35	9/9/2019
10.35#	Amended & Restated Non-Employee Director Compensation Program	8-K	001-39049	10.1	7/17/2025
10.36#	Exagen Inc. Amended and Restated Executive Change in Control and Severance Plan.	10-Q	001-39049	10.3	8/5/2024
10.37#	Employment Agreement, dated as of October 16, 2022, by and between the Company and John Aballi	8-K	001-39049	10.1	10/16/2022
10.38#	Employment Agreement, dated as of September 1, 2024, by and between the Company and Jeff Black.	8-K	001-39049	10.1	8/2/2024
10.39	Sales Agreement, dated as of September 15, 2022, by and between the Company and TD Securities (USA) LLC	8-K	001-39049	1.1	9/15/2022
10.40	Amendment No. 1, dated November 17, 2023, to the Sales Agreement, dated as of September 15, 2022, by and between Exagen Inc. and TD Securities (USA) LLC.	8-K	001-39049	1.1	11/17/2023
10.41^†	Credit Agreement and Guaranty, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.1	4/28/2025
10.42^	Security Agreement, dated April 25, 2025, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	001-39049	10.2	4/28/2025
10.43^†	First Amendment to Credit Agreement and Guaranty, dated March 6, 2026, by and among the Company and Perceptive Credit Holdings IV, LP.					X
19	Insider Trading Policies and Procedures.	10-K	001-39049	19	3/11/2025
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
97.1#	Exagen Inc. Clawback Policy.	10-Q	001-39049	10.2	11/13/2023
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.					X

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

EXAGEN INC.

Date: March 10, 2026	by:	/s/ John Aballi
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

Signature	Title	Date

/s/ John Aballi	President, Chief Executive Officer and Director	March 10, 2026
John Aballi	(Principal Executive Officer)

/s/ Jeffrey G. Black	Chief Financial Officer and Corporate Secretary	March 10, 2026
Jeffrey G. Black	(Principal Financial and Accounting Officer)

/s/ Tina S. Nova, Ph.D.	Executive Chairman of the Board	March 10, 2026
Tina S. Nova, Ph.D.

/s/ Ana Hooker	Director	March 10, 2026
Ana Hooker

/s/ Scott Kahn, Ph.D.	Director	March 10, 2026
Scott Kahn, Ph.D.

/s/ Paul Kim	Director	March 10, 2026
Paul Kim

/s/ Bruce C. Robertson, Ph.D.	Director	March 10, 2026
Bruce C. Robertson, Ph.D.

/s/ Frank Stokes	Director	March 10, 2026
Frank Stokes

/s/ Chas McKhann	Director	March 10, 2026
Chas McKhann

Exagen Inc.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Exagen Inc.
Vista, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Exagen Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Revenue Recognition – Estimation of Transaction Price
As described in Note 2 to the financial statements, the Company’s revenue was $66.6 million for the year ended December 31, 2025, substantially all of which has been derived from sales of its testing products. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from payors. The process for estimating revenues involves significant judgment and estimation. The Company considers historical denial and collection experience and insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. The transaction price is estimated using an expected value method on a portfolio basis. The Company's portfolios are grouped per payor (i.e., each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test.
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
The primary procedures we performed to address this critical audit matter included testing the Company’s process to estimate transaction price using an expected value method for certain portfolios by:
•Evaluating the reasonableness of the estimated transaction price for certain portfolios and the assumptions regarding historical denial, collection experience, and insurance reimbursement policies through (i) developing an expectation of the estimated transaction price using historical data inputs supporting those assumptions and (ii) recalculating revenue recognized for comparison to the Company’s estimate.
•Testing the completeness and accuracy of a sample of tests used by management as the historical data inputs supporting the Company’s assumptions regarding historical denial, collection experience, and insurance reimbursement policies for developing the estimated transaction price by comparing the data to physician test requisition forms, evidence of test delivery, and cash collection activity.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2017.
San Diego, California
March 10, 2026

Exagen Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,220	$22,036
Accounts receivable, net	10,855	7,835
Prepaid expenses and other current assets	5,818	6,584
Total current assets	48,893	36,455
Property and equipment, net	6,938	5,283
Operating lease right-of-use assets	1,435	2,401
Other assets	756	550
Total assets	$58,022	$44,689
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,153	$4,137
Accrued and other current liabilities	6,327	6,916
Deferred revenue	675	733
Finance lease liabilities, current	1,135	201
Operating lease liabilities, current	1,226	1,096
Borrowings, current	643	423
Total current liabilities	14,159	13,506
Borrowings, non-current, net of discounts and debt issuance costs	22,264	19,822
Finance lease liabilities, non-current	1,960	157
Operating lease liabilities, non-current	438	1,664
Warrant liability	1,752	—
Total liabilities	40,573	35,149
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 22,911,575 and 17,640,328 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	23	18
Additional paid-in capital	331,708	303,853
Accumulated deficit	(314,282)	(294,331)
Total stockholders' equity	17,449	9,540
Total liabilities and stockholders' equity	$58,022	$44,689
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024

Revenue	$66,575	$55,641
Cost of revenue	27,776	22,529
Gross profit	38,799	33,112
Operating expenses:
Selling, general and administrative expenses	46,615	41,373
Research and development expenses	6,254	5,375
Total operating expenses	52,869	46,748
Loss from operations	(14,070)	(13,636)
Interest expense	(4,318)	(2,234)
Loss on extinguishment of debt	(295)	—
Change in fair value of warrant liability	(1,506)	—
Interest income	289	767
Loss before income taxes	(19,900)	(15,103)
Income tax expense	(51)	(12)
Net loss	$(19,951)	$(15,115)
Net loss per share, basic and diluted (Note 2)	$(0.93)	$(0.83)
Weighted-average number of shares used to compute net loss per share, basic and diluted (Note 2)	21,558,245	18,203,044
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	17,045,954	$17	$301,893	$(279,216)	$22,694
Issuance of stock from vested restricted stock units	413,202	—	—	—	—
Exercise of stock options	85,124	—	22	—	22
Issuance of stock under Employee Stock Purchase Plan	96,048	1	175	—	176
Stock-based compensation	—	—	1,763	—	1,763
Net loss	—	—	—	(15,115)	(15,115)
Balances at December 31, 2024	17,640,328	18	303,853	(294,331)	9,540
Issuance of stock under from public offering, net of issuance costs of $1,598	3,852,500	4	18,623	—	18,627
Issuance of stock under ATM, net of issuance costs of $145	360,554	1	3,397	—	3,398
Issuance of stock from cashless warrant exercises	403,372	—	3,279	—	3,279
Issuance of stock from vested restricted stock units	497,374	—	—	—	—
Exercise of stock options	108	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	157,339	—	398	—	398
Stock-based compensation	—	—	2,158	—	2,158
Net loss	—	—	—	(19,951)	(19,951)
Balances at December 31, 2025	22,911,575	$23	$331,708	$(314,282)	$17,449
The accompanying notes are an integral part of these financial statements

Exagen Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(19,951)	$(15,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,118	1,724
Amortization of debt discount and debt issuance costs	378	154
Amortization of loan commitment fees	738	—
Change in fair value of warrant liability	1,506	—
Loss on extinguishment of debt	295	—
Non-cash operating lease expense	967	884
Stock-based compensation	2,158	1,763
Other	147	387
Changes in assets and liabilities:
Accounts receivable, net	(3,020)	(1,284)
Prepaid expenses and other current assets	1,108	(1,787)
Other assets	792	63
Operating lease liabilities	(1,096)	(976)
Accounts payable	42	308
Deferred revenue	(58)	733
Accrued and other current liabilities	251	(133)
Net cash used in operating activities	(13,625)	(13,279)
Cash flows from investing activities:
Purchases of property and equipment	(641)	(515)
Proceeds from disposal of property and equipment	15	—
Net cash used in investing activities	(626)	(515)
Cash flows from financing activities:
Proceeds from common stock issued in public offering, net of issuance costs	18,627	—
Proceeds from common stock issued under ATM, net of issuance costs	3,398	—
Proceeds from common stock issued under Employee Stock Purchase Plan	398	176
Proceeds from exercise of stock options	—	22
Principal payment on finance lease obligations	(494)	(490)
Principal payment on note payable obligations	(592)	(371)
Proceeds from issuance of debt and warrants, net of discounts	23,672	—
Payment to extinguish debt	(19,705)	—
Payment of debt issuance costs	(869)	—
Net cash provided by (used in) financing activities	24,435	(663)
Net change in cash, cash equivalents and restricted cash	10,184	(14,457)
Cash, cash equivalents and restricted cash, beginning of year	22,236	36,693
Cash, cash equivalents and restricted cash, end of year	$32,420	$22,236
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,987	$1,719
Cash paid for taxes	$35	$32
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$682	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$3,231	$—
Recognition of warrant liability	$3,525	$—
Cashless exercise of warrants	$3,279	$—
Equipment purchased under notes payable obligations	$—	$706
Costs incurred, but not paid, in connection with capital expenditures	$25	$717
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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of December 31, 2025, the Company had cash and cash equivalents of $32.2 million and had an accumulated deficit of $314.3 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these financial statements.
On April 25, 2025, the Company and Perceptive Credit Holdings IV, LP (Perceptive) entered into the Guaranty and Credit Agreement which was subsequently amended on March 6, 2026 (as amended, the Credit Agreement). As amended, the Credit Agreement provides for an initial term loan of which $25.0 million was previously funded. Out of these initial proceeds, the Company used $19.7 million to repay the 2017 Term Loan (as defined below), and received $3.0 million in proceeds, net of issuance costs and repayment of the 2017 Term Loan. As amended, the term loan facility allows the Company to draw up to an aggregate additional principal amount of $40.0 million in two tranches, subject to specified milestone and revenue requirements. Additionally, pursuant to the Credit Agreement, the Company also issued a warrant certificate to purchase up to 1,150,000 shares of common stock (the Warrant Certificate), 400,000 of which vested and became exercisable upon issuance (the Tranche A Warrant Shares) and up to 600,000 of which will vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company. See “Note 4. Borrowings—Perceptive Term Loan Facility” and "Note 13. Subsequent Events" for more information.
On May 9, 2025, the Company issued and sold an aggregate of 3,852,500 shares of its common stock at a public offering price of $5.25 per share, for aggregate net proceeds of $18.6 million after deducting underwriting discounts and commissions and other offering expenses. See “Note 8. Stockholders' Equity—2025 Public Offering” for more information.
To execute its business plans, the Company may need additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can achieve significant cash flows from operations, if ever, it may need to finance its operations through the sale of its common stock, debt financings or other strategic transactions. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. Although management believes the Company's existing capital resources are adequate to fund operations for the next twelve months, if the Company is unable to obtain additional funding in the future, the Company could be forced to delay, reduce or eliminate some or all of its programs, product portfolio expansion plans or commercialization efforts, which could have a material adverse effect on the Company's business, operating results and financial condition and the Company's ability to achieve its intended business objectives.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior period amounts to conform to the current presentation. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
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
Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Year Ended December 31,
	2025	2024
Customer A	24%	25%
Customer B	18%	20%
Customer C	10%	*
Customer D	*	10%

	Accounts Receivable
	December 31,
	2025	2024
Customer A	23%	13%
Customer B	19%	25%
Customer C	14%	*
Customer D	*	*

*	Less than 10%.
For each of the years ended December 31, 2025 and 2024, approximately 91% of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials, consisting primarily of reagents and biomarkers used in our diagnostic tests. For the year ended December 31, 2025, approximately 49% and 40% of the Company's diagnostic testing supplies were purchased from two suppliers. For the year ended December 31, 2024, approximately 71% and 26% of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.

Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Commercial	$35,764	$29,600
Government	15,881	14,323
Client direct bill(1)	14,644	11,360
Other(2)	286	358
Total revenue	$66,575	$55,641
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
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$32,220	$22,036
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$32,420	$22,236
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
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) and follows a five-step process to determine the amount and timing of revenue recognized: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligation is satisfied. The Company's service is a single performance obligation that is completed upon the delivery of test results to the prescribing physician which triggers revenue recognition.
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the years ended December 31, 2025 and 2024 were net revenue increases of $0.9 million and $6.6 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.

Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company's portfolios are grouped per payor (i.e. each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test. Consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the statements of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s balance sheets.
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
Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represents the portion of payments received that have not been earned. During the fourth quarter of 2024 and the year ended December 31, 2025, the Company entered into various work orders to perform diagnostic testing services including identifying and evaluating biomarkers, and received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $0.7 million as of December 31, 2025 and 2024. The Company recognized revenue of $0.4 million out of the beginning deferred revenue balance during the year ended December 31, 2025 and no revenue was recognized out of the beginning deferred revenue balance during the year ended December 31, 2024. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.
Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was zero as of each of December 31, 2025 and 2024. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $10.9 million, $7.8 million, and $6.6 million as of December 31, 2025, 2024, and 2023, respectively.
Loan Commitment Fees
Loan commitment fees are generally included as a reduction of the proceeds from the outstanding debt. If there were no borrowings drawn on the related credit facility, the loan commitment fees are classified as assets until the related debt is drawn. The Company’s loan commitment fee is comprised of an upfront cash payment and a contingent obligation to issue future warrants to Perceptive in connection with the Credit Agreement. The amounts have been recognized in prepaid expenses and other current assets for the short-term portion of $1.2 million and within other assets for the long-term portion of $0.2 million on the balance sheets as of December 31, 2025. As the Company is not reasonably certain it will draw on the future debt tranches, the loan commitment fees are amortized ratably into interest expense over the outstanding draw periods. During the year ended December 31, 2025, the Company recognized $0.7 million in non-cash interest expense related to the amortization of the loan commitment fees within the Company's statements of operations.
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

Advertising and Marketing Costs
Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were approximately $1.7 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.
Shipping and Handling Costs
Costs incurred for shipping and handling are included in costs of revenue in the accompanying statements of operations and were approximately $3.0 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For each of the years ended December 31, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2025	2024
Warrants to purchase common stock	14,405	325,330
Common stock options	526,839	489,296
Restricted stock units	1,795,639	1,710,373
Employee stock purchase plan	52,958	57,461
Total	2,389,841	2,582,460
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The Company determined that the adoption of this standard will not have a material impact on its financial statements.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. The Company adopted this standard retrospectively in 2025. The Company expanded its income tax disclosures as a result of adopting this new accounting standard.

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Diagnostic testing supplies	$3,296	$5,725
Prepaid maintenance and insurance contracts	1,302	829
Loan commitment fees	1,182	—
Other prepaid expenses and other current assets	38	30
Prepaid expenses and other current assets	$5,818	$6,584
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Furniture and fixtures	$121	$105
Laboratory equipment	4,530	2,988
Computer equipment and software	2,121	2,113
Leasehold improvements	3,308	3,259
Finance lease right-of-use assets	3,708	1,287
Construction in progress	294	1,543
Total property and equipment	14,082	11,295
Less: accumulated depreciation and amortization	(7,144)	(6,012)
Property and equipment, net	$6,938	$5,283
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was approximately $2.1 million and $1.7 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related expenses	$5,411	$5,046
Other accrued liabilities	916	1,870
Accrued and other current liabilities	$6,327	$6,916
Note 4. Borrowings
Perceptive Term Loan Facility
On April 25, 2025, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive, which originally provided for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the Perceptive Term Loan Facility) broken into four tranches. An initial tranche of $25.0 million (the Tranche A Loan) was funded on April 25, 2025, of which $19.7 million was used to repay the 2017 Term Loan (as defined below) with Innovatus Life Sciences Lending Fund I, LP (Innovatus). The original Credit Agreement provided for four additional tranches of funding up to $10.0 million (the Tranche B Loan), up to $10.0 million (the Tranche C Loan), and up to $30.0 million (the Tranche D Loan, and collectively with the Tranche A Loan, the Tranche B Loan and the Tranche C Loan, the Term Loans) to be drawn at the Company's option subject to the Company’s satisfaction of certain conditions, including specified revenue milestones. On March 6, 2026, the

Company and Perceptive amended the Credit Agreement, and the Tranche C loan concept was removed from the Credit Agreement. See "Note 13. Subsequent Events" for more information.
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
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets and includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis. As of December 31, 2025, the Company was in compliance with all covenants required under the Credit Agreement.
In addition, on April 25, 2025, as consideration for the Credit Agreement, the Company issued to Perceptive the Warrant Certificate. The 400,000 Tranche A Warrant Shares vested and became exercisable on the date of issuance, and warrants to purchase up to 750,000 shares of the Company's common stock were subject to vest and would become exercisable if and when the additional debt tranches were drawn by the Company. As a result of the March 2026 amendment to the Credit Agreement, 600,000 shares of the Company common stock may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company. See “Note 13. Subsequent Events” for more information.
The Warrant Certificate has a ten-year term from the applicable vesting date and includes broad-based weighted anti-dilution protection for certain dilutive issuances and for certain recapitalization events and registration rights provisions. In November 2025, Perceptive exercised all 400,000 Tranche A Warrant Shares on a cashless basis and the Company issued a total of 173,220 shares of the common stock to Perceptive.
The Company concluded that the Warrant Certificate qualifies for liability classification and recorded the fair value at issuance of the Tranche A Warrant Shares of $2.2 million as a debt discount. The Company also recognized debt issuance costs of $1.4 million as additional debt discount. These amounts are amortized over the remaining term of the Perceptive Term Loan Facility under the effective interest method. The proportionate amount of the upfront closing fee paid of $1.1 million and the fair value of $1.3 million related to the contingent warrants that may be issued for future debt tranches are recorded as a loan commitment asset and amortized as discussed in "Note 2. Summary of Significant Accounting Policies."
For the year ended December 31, 2025, the Company recognized $3.1 million of interest expense, including $0.3 million of debt discount amortization in connection with the Perceptive Term Loan Facility. The effective interest rate was 16.2% per annum. As of December 31, 2025, the Perceptive Term Loan Facility had a carrying value of $21.7 million, classified within borrowings, non-current, net of discounts and debt issuance costs in the accompanying balance sheets.
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

On April 25, 2025, the Company fully repaid all $19.7 million in outstanding indebtedness owed to Innovatus pursuant to its Amended Loan Agreement and terminated the agreement. During the year ended December 31,

2025, the Company recognized a $0.3 million loss on extinguishment of debt in connection with the early repayment of the 2017 Term Loan on the Company's statements of operations.
Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment in the normal course of business using notes payable. In January 2025, the Company entered into a financing arrangement to procure additional laboratory equipment. At December 31, 2025, the total liability balance related to the financed equipment was $1.2 million, with $0.6 million classified within borrowings, current and $0.6 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying balance sheets. At December 31, 2024, the total liability balance related to the financed equipment was $1.1 million, with $0.4 million classified within borrowings, current and $0.7 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of December 31, 2025, future minimum aggregate payments, including interest, for outstanding borrowings are as follows (in thousands):

Years Ending December 31,
2026	$3,700
2027	3,450
2028	3,117
2029	2,978
2030	25,930
Total	39,175
Less:
Unamortized debt discount and issuance costs	(3,302)
Interest	(12,966)
Total borrowings, net of discounts and debt issuance costs	22,907
Less: Borrowings-current portion	(643)
Borrowings-non-current portion, net of discounts and debt issuance costs	$22,264
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
Finance Leases
The Company has entered into various finance lease agreements to obtain laboratory equipment. Additionally, the Company has an embedded finance lease related to its supply agreement for consumable products used in the Company's diagnostic biomarkers (see "Note 6. Commitments and Contingencies"). The terms of the Company's finance leases generally range from three to five years and are typically secured by the underlying equipment. The portion of the future payments designated as principal repayments were classified as finance lease liabilities on the Company's balance sheet.

Operating and Finance Leases Balances and Costs
Operating and finance leases consist of the following (in thousands):

		December 31,
Lease Balance	Classification	2025	2024
Lease Assets
Operating	Operating lease right-of-use assets	$1,435	$2,401
Finance	Property and equipment, net	$3,120	$486

Lease Liabilities
Current
Operating	Operating lease liabilities, current	$1,226	$1,096
Finance	Finance lease liabilities, current	$1,135	$201
Non-current
Operating	Operating lease liabilities, non-current	$438	$1,664
Finance	Finance lease liabilities, non-current	$1,960	$157
Costs associated with the Company's leases were included in the statements of operations as follows (in thousands):

	Year Ended December 31,
Lease Cost	2025	2024
Operating leases
Operating lease cost(1)	$1,333	$1,345
Finance lease cost
Amortization of lease assets	432	280
Interest on finance lease liabilities	290	84
Total lease cost	$2,055	$1,709
(1) Includes variable lease cost of $0.2 million for each of the years ended December 31, 2025 and 2024.
Supplemental cash flow information on leases is as follows (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash out flows from operating leases	$1,277	$1,240
Operating cash out flows from interest paid on finance leases	$290	$84
Financing cash out flows from finance leases	$494	$490

Information regarding the weighted-average lease term and weighted average discount rate are as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	1.3	2.3
Finance leases	3.5	1.8
Weighted-average discount rate
Operating leases	8.0%	8.0%
Finance leases	16.1%	17.3%
Future payments under operating and finance leases as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	1,315	1,235
2027	445	1,115
2028	—	1,087
2029	—	565
2030	—	30
Total minimum lease payments	1,760	4,032
Less: imputed interest	(96)	(937)
Total lease liabilities	1,664	3,095
Less: current portion	(1,226)	(1,135)
Lease obligations, net of current portion	$438	$1,960
Note 6. Commitments and Contingencies
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements generally provide for ongoing royalty payments of less than 1% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when incurred and recorded in cost of revenue in the accompanying statements of operations.
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
The Company accounts for the Amended Supply Agreement as an embedded finance lease for the equipment provided, with the reagents as a non-lease component accounted for separately. The minimum purchase commitments for the reagents represent in-substance fixed contract consideration and is recorded based on the relative fair value of the equipment of $3.1 million as a ROU asset and related lease liability. As of December 31, 2025, the Company had a finance lease ROU asset of $2.8 million and lease liabilities of $2.8 million on the Company's balance sheets related to the embedded finance lease. For the year ended December 31, 2025, the Company recorded interest expense of $0.2 million related to this embedded finance lease on the Company's statements of operations.

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

Note 7. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of December 31, 2025, the Perceptive Term Loan Facility had a carrying value of $21.7 million and a fair value of $22.6 million. The estimated fair value of the Perceptive Term Loan Facility was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of December 31, 2025 and December 31, 2024 was $1.2 million and $1.1 million, respectively, and approximated its fair value.
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

The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$—	$—	$—	$—

Liabilities:
Warrant liability	$1,752	$—	$—	$1,752

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$15,144	$15,144	$—	$—
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
The assumptions used in the BSM option pricing model to determine the fair value of the warrant liability were as follows:

	April 25, 2025 (Warrant Certificate Issuance Date)	December 31, 2025
Fair value of underlying common stock	$6.21	$6.08
Exercise price	$4.96 - $6.99	$6.08 - $6.84
Risk-free interest rate	4.3%	4.2%
Expected volatility	88.8%	85.6%
Expected term (in years)	10.0	10.0
Expected dividend yield	—%	—%

The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches as well as the likelihood that the Company will exercise the right to draw one or more future debt tranches. The Company assessed these factors at inception and as of December 31, 2025 and applied a weighted-average probability of approximately 47% as of December 31, 2025 in the measurement of fair value, given current and forecasted capital needs. Significant increases or decreases in the probability assessment in future periods may increase or decrease the fair value estimate of the warrant liability, respectively. The interrelationship between these inputs is insignificant.

The Tranche A Warrant Shares were fully exercised on November 11, 2025 and the fair value was remeasured as of the exercise date and reclassified to stockholders' equity.

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2024	$—
Fair value of warrant liability	3,525
Change in fair value of warrant liability	1,506
Reclassification of warrant liability to equity upon exercise of Tranche A Warrant Shares	(3,279)
Balance at December 31, 2025	$1,752
Note 8. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and $126.2 million remained available for sale as of December 31, 2025.
At The Market Sales Agreement
On September 15, 2022, the Company entered into the Sales Agreement, as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the Amended Sales Agreement), with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. During the year ended December 31, 2025, the Company has sold 360,554 shares of its common stock under the Amended Sales Agreement at an average price per share of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by the Company.
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
Outstanding Warrants
The following equity classified warrants to purchase common stock of the Company were outstanding and exercisable as of December 31, 2025:

	Shares	Weighted-Average Exercise Price	Issuance date	Expiration date
Common stock warrants	12,528	$1.84	January 19, 2016	January 19, 2026
Common stock warrants	1,746	$1.84	March 31, 2016	March 31, 2026
Common stock warrants	131	$1.84	April 1, 2016	April 1, 2026
Common stock warrants (Exchange Warrants)	804,951	$0.001	June 22, 2021	None
	819,356

In connection with the Perceptive Term Loan Facility, the Company may issue warrants for the purchase of up to an additional 750,000 shares of the Company’s common stock if and when the Company satisfies certain conditions and chooses to draw additional debt tranches during the respective draw periods.
The Company issued a total of 403,372 shares of common stock upon the cashless exercise of certain warrants during the year ended December 31, 2025. No warrants to purchase common stock of the Company were exercised during the year ended December 31, 2024.
Note 9. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors (the Board) adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. As of December 31, 2025, 2,274,550 shares of the Company's common stock remained available for future awards under the 2019 Plan. Pursuant to the evergreen provision, on January 1, 2026, an additional 916,463 shares of the Company's common stock became available for issuance under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	1,710,373	$2.48
Awards granted	852,232	$5.66
Awards released	(497,374)	$2.85
Awards canceled	(269,592)	$2.71
Outstanding, December 31, 2025	1,795,639	$3.85
As of December 31, 2025, all of the 1,795,639 outstanding RSUs were unvested. The fair value of RSUs vested in the years ended December 31, 2025 and 2024 was $3.2 million and $0.9 million, respectively. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2025 and 2024 was $5.66 and $2.11 per RSU, respectively. As of December 31, 2025, total unrecognized compensation cost related to RSUs was $5.8 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	489,296	$8.39	6.53	$370
Granted	169,570	$4.68
Exercised	(108)	$0.37
Expired	(131,919)	$9.73
Outstanding, December 31, 2025	526,839	$6.86	6.48	$957
Vested and expected to vest, December 31, 2025	526,839	$6.86	6.48	$957
Options exercisable, December 31, 2025	346,922	$8.07	5.35	$617

There were 169,570 and 55,500 stock options granted in the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2025 and 2024 was $3.50 and $1.44, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was negligible and $0.3 million, respectively. The fair value of the Company's common stock was $6.08 and $4.10 per share at December 31, 2025 and 2024, respectively. As of December 31, 2025, total unrecognized compensation cost related to option awards was $0.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. During the year ended December 31, 2025, a total of 157,339 shares of the Company's common stock were issued under the ESPP. As of December 31, 2025, 542,808 shares of the Company's common stock remained available for issuance under the ESPP. Pursuant to the evergreen provision, on January 1, 2026, an additional 229,115 shares of the Company's common stock became available for issuance under the ESPP.
Stock-based compensation expense related to the ESPP for the years ended December 31, 2025 and 2024 was approximately $0.3 million and $0.1 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to stock purchase rights granted under the ESPP was less than $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$237	$159
Selling, general and administrative	1,601	1,374
Research and development	320	230
Total	$2,158	$1,763
Common stock reserved for future issuance consists of the following at December 31, 2025:

Warrants to purchase common stock	819,356
Common stock option grants issued and outstanding	526,839
Common stock reserved for issuance upon vesting of outstanding restricted stock units	1,795,639
Common stock available for grant under the 2019 Plan	2,274,550
Common stock available for future issuance under ESPP	542,808
Total	5,959,192

Note 10. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	51	12
Total current	51	12
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Income tax expense	$51	$12
The Company's losses before income taxes for the years ended December 31, 2025 and 2024 were generated solely in the United States.
The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024
Federal statutory tax rate	$(4,179)	21.0%	$(3,168)	21.0%
State and local income taxes, net of federal income tax effect(1)	42	(0.2)%	10	(0.1)%
Enactment of new tax laws	—	—%	—	—%
Tax credits:
Research and development tax credits	—	—%	(16)	0.1%
Change in valuation allowance	3,300	(16.6)%	1,926	(12.8)%
Nondeductible items:
Stock compensation	(75)	0.4%	882	(5.8)%
Warrant liability	484	(2.4)%	—	—%
Entertainment	379	(1.9)%	281	(1.9)%
Other	103	(0.6)%	97	(0.6)%
Changes in unrecognized tax benefits	—	—%	—	—%
Other adjustments	(3)	—%	—	—%
Provision for income taxes	$51	(0.3)%	$12	(0.1)%
(1) In 2025 and 2024, state and local income taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets at December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$39,775	$35,348
Research and development tax credits	2,360	2,360
Accruals, reserves and other	917	955
Interest expense	3,572	2,785
Indefinite lived assets	193	276
Stock compensation	596	598
Lease liability	1,084	681
Capitalization of research and experimentation costs	1,894	2,942
Total gross deferred tax assets	50,391	45,945
Less: valuation allowance	(49,211)	(45,237)
Deferred tax assets, net	1,180	708
Deferred tax liabilities:
Right of use assets	(1,039)	(592)
Basis differences in fixed and intangible assets	(141)	(116)
Deferred tax liabilities	(1,180)	(708)
Net deferred tax assets	$—	$—
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires that the tax benefit of net operating losses (NOLs), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets is currently not likely to be realized and, accordingly, has provided a valuation allowance.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024, which related primarily to increases in NOL carryforwards, research and development tax credits, and capitalization of research and experimentation costs were as follows (in thousands):

	December 31,
	2025	2024
Valuation allowance at the beginning of the year	$45,237	$42,942
Increases recorded to income tax provision	3,974	2,295
Valuation allowance at the end of the year	$49,211	$45,237
As of December 31, 2025, the Company had federal NOL carryforwards of approximately $115.7 million, which do not expire, federal NOL carryforwards of $43.5 million, which begin to expire in 2026, and state NOL carryforwards of $113.2 million, which begin to expire in 2030.
As of December 31, 2025, the Company had U.S. federal and California tax credits of approximately $1.4 million and $1.2 million, respectively. The federal tax credits begin to expire in 2026, while the California tax credits do not expire.
At December 31, 2025, the Company's deferred tax assets are primarily comprised of federal and state tax NOL carryforwards. The Company completed a formal study through the year ended December 31, 2019 and determined ownership changes within the meaning of Internal Revenue Code (IRC), Section 382 had occurred in 2003, 2008,

2012, 2017 and 2019. Based on the analysis, $55.0 million of the Company's tax attribute carryforwards through December 31, 2017 cannot be utilized under IRC Section 382. The Company's ability to utilize NOL carryforwards generated after December 31, 2017 will not expire under the Tax Cuts and Jobs Act of 2017. The Company adjusted tax attribute carry forwards and deferred tax assets accordingly. As the deferred tax assets associated with the tax attribute carry forwards were fully offset by a valuation allowance, a corresponding reduction in the Company's valuation allowance was also recorded, resulting in no income tax impact.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized NOLs and research and development credits.
The Company recognizes interest and/or penalties related to income tax matters in its provision for income taxes. The Company does not have any material accruals for, and did not recognize any, material interest or penalties in these financial statements in any period presented.
As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.
A summary of the Company's income tax payments made for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Federal	$—	$—
State and local:
Texas	24	18
South Carolina	5	5
New York	3	2
New Jersey	—	2
Tennessee	2	1
Other	1	4
Total cash paid	$35	$32
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted by the U.S. government. The OBBBA includes significant provisions, such as the permanent extension of expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company determined that the OBBBA does not have a material impact on its financial statements.
Note 11. 401(k) Plan
The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make contributions into the savings plan at its sole discretion. For each of the years ended December 31, 2025 and 2024, the Company made contributions to the 401(k) Plan at 4% of qualified employee compensation. For the years ended December 31, 2025 and 2024, these contributions totaled approximately $1.0 million and $0.8 million, respectively.
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

The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $58.0 million and $44.7 million for the years ended December 31, 2025 and 2024, respectively.
Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Year Ended December 31,
	2025	2024

Revenue	$66,575	$55,641
Costs of revenue	27,776	22,529
Gross margin	38,799	33,112
Segment operating expenses:
Employee expense	31,959	27,753
Outside services	4,728	4,253
Facilities related	3,737	3,674
Travel & entertainment	3,130	2,440
Stock compensation	1,921	1,604
Depreciation and amortization	1,068	1,041
Other[1]	6,326	5,983
Total segment operating expenses	52,869	46,748
Loss from operations	(14,070)	(13,636)
Interest expense	(4,318)	(2,234)
Loss on extinguishment of debt	(295)	—
Change in fair value of warrant liability	(1,506)	—
Interest income	289	767
Loss before income taxes	(19,900)	(15,103)
Income tax expense	(51)	(12)
Segment net loss	$(19,951)	$(15,115)
1 Other segment items included in Segment net loss include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.
Note 13. Subsequent Events
Warrant Exercise
On June 22, 2021, the Company entered into an exchange agreement with an investor and its affiliates (the Exchanging Stockholders), pursuant to which the Company exchanged an aggregate of 804,951 shares of the Company's common stock owned by the Exchanging Stockholders for pre-funded warrants (the Exchange Warrants) to purchase an aggregate of 804,951 shares of common stock. On January 15, 2026, all outstanding Exchange Warrants were exercised by the holders on a cashless basis and the Company issued a total of 804,788 shares of common stock.
Credit Agreement Amendment
On March 6, 2026, the Company and Perceptive entered into a first amendment to the Credit Agreement. This amendment, among other changes, terminated the Tranche C Term Loan Commitment (as defined therein), extended the availability of the $10.0 million Tranche B Term Loan (as defined therein) to September 30, 2026, increased the trailing twelve month net revenue milestone applicable to the Tranche B Borrowing Date (as defined therein), and revised certain financial covenant thresholds. The first amendment did not change the stated maturity of the existing term loans and reaffirmed the existing liens and guarantees securing the credit facility. As a result of this amendment, the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate has been reduced from up to 750,000 shares of common stock to up to 600,000 shares of common stock will vest and become exercisable if and when the remaining additional debt tranches (Tranche B and/or Tranche D) are drawn by the Company.