Form 10-Q
period 2026-03-31
EXAGEN INC.
filed 2026-05-11
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on May 6, 2026 was 24,159,839.

Part I. Financial Information
Item 1. Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$21,513	$32,220
Accounts receivable, net	15,773	10,855
Prepaid expenses and other current assets	6,297	5,818
Total current assets	43,583	48,893
Property and equipment, net	6,611	6,938
Operating lease right-of-use assets	1,179	1,435
Other assets	584	756
Total assets	$51,957	$58,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,159	$4,153
Accrued and other current liabilities	4,772	6,327
Deferred revenue	681	675
Finance lease liabilities, current	1,113	1,135
Operating lease liabilities, current	1,259	1,226
Borrowings, current	580	643
Total current liabilities	12,564	14,159
Borrowings, non-current, net of discounts and debt issuance costs	22,291	22,264
Finance lease liabilities, non-current	1,792	1,960
Operating lease liabilities, non-current	111	438
Warrant liability	767	1,752
Total liabilities	37,525	40,573
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 24,088,057 and 22,911,575 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	332,657	331,708
Accumulated deficit	(318,249)	(314,282)
Total stockholders' equity	14,432	17,449
Total liabilities and stockholders' equity	$51,957	$58,022
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue	$17,306	$15,498
Cost of revenue	7,101	6,375
Gross profit	10,205	9,123
Operating expenses:
Selling, general and administrative expenses	12,066	11,204
Research and development expenses	1,553	1,284
Total operating expenses	13,619	12,488
Loss from operations	(3,414)	(3,365)
Interest expense	(1,267)	(545)
Change in fair value of warrant liability	882	—
Other income (expense), net	(132)	158
Loss before income taxes	(3,931)	(3,752)
Income tax expense	(36)	—
Net loss	$(3,967)	$(3,752)
Net loss per share, basic and diluted	$(0.17)	$(0.20)
Weighted-average number of shares used to compute net loss per share, basic and diluted	23,854,997	18,557,390
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	22,911,575	$23	$331,708	$(314,282)	$17,449
Issuance of stock from cashless warrant exercises	804,788	1	(1)	—	—
Issuance of stock from vested restricted stock units	275,671	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	96,023	—	295	—	295
Stock-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,967)	(3,967)
Balances as of March 31, 2026	24,088,057	$24	$332,657	$(318,249)	$14,432
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
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(3,967)	$(3,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	440
Amortization of debt discount and debt issuance costs	133	42
Amortization of loan commitment fees	661	—
Change in fair value of warrant liability	(882)	—
Non-cash operating lease expense	256	234
Stock-based compensation	655	417
Other	(99)	74
Changes in assets and liabilities:
Accounts receivable, net	(4,918)	(6,893)
Prepaid expenses and other current assets	(1,140)	2
Other assets	172	72
Operating lease liabilities	(295)	(263)
Accounts payable	(41)	231
Deferred revenue	6	143
Accrued and other current liabilities	(1,557)	(1,418)
Net cash used in operating activities	(10,417)	(10,671)
Cash flows from investing activities:
Purchases of property and equipment	(228)	(113)
Proceeds from disposal of property and equipment	—	6
Net cash used in investing activities	(228)	(107)
Cash flows from financing activities:
Proceeds from common stock issued under Employee Stock Purchase Plan	295	198
Principal payments on finance lease obligations	(189)	(90)
Principal payments on notes payable obligations	(168)	(107)
Payment of debt issuance costs	—	(65)
Net cash used in financing activities	(62)	(64)
Net decrease in cash, cash equivalents and restricted cash	(10,707)	(10,842)
Cash, cash equivalents and restricted cash, beginning of period	32,420	22,236
Cash, cash equivalents and restricted cash, end of period	$21,713	$11,394
Supplemental disclosure of cash flow information:
Cash paid for interest	$856	$402
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$—	$677
Costs incurred, but not paid, in connection with capital expenditures	$72	$176

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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of March 31, 2026, the Company had cash and cash equivalents of $21.5 million and had an accumulated deficit of $318.2 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements. The Company held claims in the first three months ended March 31, 2026, which resulted in increases in its accounts receivable and an accelerated decrease in its cash and cash equivalents in the three months ended March 31, 2026, and a reversal of that trend is expected in the remaining three quarters of the fiscal year ending December 31, 2026.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited interim condensed balance sheets as of March 31, 2026, condensed statements of operations and stockholders' equity for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the 2025 Annual Report). In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements included in the 2025 Annual Report and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2026 and its results of operations for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended March 31,
	2026	2025
Customer A	24%	23%
Customer B	21%	18%

	Accounts Receivable, Net
	March 31, 2026	December 31, 2025
Customer A	26%	23%
Customer B	23%	19%
Customer C	11%	14%
For the three months ended March 31, 2026 and 2025, approximately 91% and 92%, respectively, of the Company's revenue was related to the AVISE® CTD test.
The Company is dependent on key suppliers for certain laboratory materials, consisting primarily of reagents and biomarkers used in our diagnostic tests. For the three months ended March 31, 2026 and 2025 approximately 98% and 76%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Commercial	$9,476	$8,185
Government	4,281	3,637
Client direct bill(1)	3,450	3,600
Other(2)	99	76
Total revenue	$17,306	$15,498
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$21,513	$32,220
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$21,713	$32,420
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended March 31, 2026 and 2025 were net revenue increases of $1.1 million and $0.7 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represents the portion of payments received that have not been earned. Throughout the year ended December 31, 2025, the Company entered into various work orders to perform diagnostic testing services, including identifying and evaluating biomarkers. The Company received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $0.7 million as of each of March 31, 2026 and December 31, 2025. The Company recognized revenue of $0.1 million out of the beginning deferred revenue balance during each of the three months ended March 31, 2026 and 2025. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.

Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was zero as of each of March 31, 2026 and 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $15.8 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively.
Loan Commitment Fees
Loan commitment fees are generally included as a reduction of the proceeds from the outstanding debt. If there were no borrowings drawn on the related credit facility, the loan commitment fees are classified as assets until the related debt is drawn. The Company’s loan commitment fee is comprised of an upfront cash payment and a contingent obligation to issue future warrants to Perceptive Credit Holdings IV, LP (Perceptive) in connection with the Credit Agreement and Guaranty, dated April 25, 2025 (Credit Agreement). The Company recorded $0.7 million in prepaid expenses and other current assets on the condensed balance sheets as of March 31, 2026. As the Company is not reasonably certain it will draw on the future debt tranches, the loan commitment fees are amortized ratably into interest expense over the outstanding draw periods. During the three months ended March 31, 2026, the Company recognized $0.2 million in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed statements of operations. During the three months ended March 31, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan (as defined below), which was terminated pursuant to the First Amendment (as defined below). See “Note 4. Borrowings—Perceptive Term Loan Facility” for more information.
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

Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For each of the three months ended March 31, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31, 2026	March 31, 2025
Warrants to purchase common stock	131	325,330
Common stock options	706,839	608,146
Restricted stock units	2,129,706	1,822,547
Employee stock purchase plan	17,480	14,844
Total	2,854,156	2,770,867
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
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The Company adopted this standard in 2026 and determined that it did not have a material impact on the Company's financial statements.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Diagnostic testing supplies	$4,098	$3,296
Prepaid maintenance and insurance contracts	1,476	1,302
Loan commitment fees	685	1,182
Other prepaid expenses and other current assets	38	38
Prepaid expenses and other current assets	$6,297	$5,818
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture and fixtures	$121	$121
Laboratory equipment	4,978	4,530
Computer equipment and software	2,302	2,121
Leasehold improvements	3,377	3,308
Finance lease right-of-use assets	3,061	3,708
Construction in progress	506	294
Total property and equipment	14,345	14,082
Less: accumulated depreciation and amortization	(7,734)	(7,144)
Property and equipment, net	$6,611	$6,938
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was approximately $0.6 million and $0.4 million, respectively. At each of March 31, 2026 and December 31, 2025, the gross book value of assets under finance leases was $3.7 million.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$3,658	$5,411
Other accrued liabilities	1,114	916
Accrued and other current liabilities	$4,772	$6,327

Note 4. Borrowings
Perceptive Term Loan Facility
On April 25, 2025, the Company and Perceptive entered into the Credit Agreement with Perceptive, which originally provided for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the Perceptive Term Loan Facility) broken into four tranches. An initial tranche of $25.0 million (the Tranche A Loan) was funded on April 25, 2025, of which $19.7 million was used to repay the 2017 Term Loan (as defined below) with Innovatus Life Sciences Lending Fund I, LP (Innovatus). The original Credit Agreement provided for three additional tranches of funding: up to $10.0 million (the Tranche B Loan), $10.0 million (the Tranche C Loan), and $30.0 million (the Tranche D Loan, and collectively with the Tranche A Loan, the Tranche B Loan and the Tranche C Loan, the Term Loans) to be drawn at the Company's option subject to the Company’s satisfaction of certain conditions, including specified revenue milestones.
On March 6, 2026, the Company and Perceptive entered into a first amendment to the Credit Agreement (First Amendment). This amendment, among other changes, terminated the Tranche C Loan, extended the availability of the $10.0 million Tranche B Loan to September 30, 2026, increased the trailing twelve-month net revenue milestone applicable to the Tranche B Borrowing Date (as defined therein), and revised certain financial covenant thresholds. As amended, the Perceptive Term Loan Facility allows the Company to draw up to an aggregate additional principal amount of $40.0 million in two tranches, subject to specified milestone and revenue requirements. The First Amendment did not change the stated maturity of the existing Term Loans and reaffirmed the existing liens and guarantees securing the Perceptive Term Loan Facility.
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
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets and includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis. As of March 31, 2026, the Company was in compliance with all covenants required under the Credit Agreement.
In addition, on April 25, 2025, as consideration for the Credit Agreement, the Company issued to Perceptive a warrant certificate to purchase up to 1,150,000 shares of common stock (the Warrant Certificate), 400,000 of which vested and became exercisable on the date of issuance (Tranche A Warrant Shares), and warrants to purchase up to 750,000 shares of the Company's common stock were subject to vest and would become exercisable if and when the additional debt tranches were drawn by the Company. As a result of the First Amendment, the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate was reduced from up to 750,000 shares of common stock to up to 600,000 shares of common stock that may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company.
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
During the three months ended March 31, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan.

For the three months ended March 31, 2026, the Company recognized $1.1 million of interest expense, including $0.1 million of debt discount amortization in connection with the Perceptive Term Loan Facility. The effective interest rate was 16.2% per annum. As of March 31, 2026, the Perceptive Term Loan Facility had a carrying value of $21.8 million, classified within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets.
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
Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment in the normal course of business using notes payable. In January 2025, the Company entered into a financing arrangement to procure additional laboratory equipment. At March 31, 2026, the total liability balance related to the financed equipment was $1.1 million, with $0.6 million classified within borrowings, current and $0.5 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. At December 31, 2025, the total liability balance related to the financed equipment was $1.2 million, with $0.6 million classified within borrowings, current and $0.6 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of March 31, 2026, future minimum aggregate payments, including interest, for outstanding borrowings for each of the years ending December 31 were as follows (in thousands):

2026 (remaining)	2,775
2027	3,450
2028	3,117
2029	2,978
2030	25,930
Total	38,250
Less:
Unamortized debt discount and issuance costs	(3,172)
Interest	(12,207)
Total borrowings, net of discounts and debt issuance costs	22,871
Less: Borrowings, current	(580)
Borrowings, non-current, net of discounts and debt issuance costs	$22,291
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
The Company accounts for the Amended Supply Agreement as an embedded finance lease for the equipment provided, with the reagents as a non-lease component accounted for separately. The minimum purchase commitments for the reagents represent in-substance fixed contract consideration and are recorded based on the relative fair value of the equipment of $3.1 million as a ROU asset and related lease liability. As of March 31, 2026, the Company had a finance lease ROU asset of $2.6 million and lease liabilities of $2.6 million on the Company's balance sheets related to the embedded finance lease. For the three months ended March 31, 2026, the Company recorded interest expense of $0.1 million related to this embedded finance lease on the Company's statements of operations.
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
Litigation
From time to time, the Company may be subject to various legal proceedings that arise in the ordinary course of business activities. The Company is not currently party to any material legal proceedings.

Note 6. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of March 31, 2026, the Perceptive Term Loan Facility had a carrying value of $21.8 million and a fair value of $22.2 million. As of December 31, 2025, the Perceptive Term Loan Facility had a carrying value of $21.7 million and a fair value of $22.6 million. The estimated fair value of the Perceptive Term Loan Facility was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of March 31, 2026 and December 31, 2025 was $1.1 million and $1.2 million, respectively, and approximated its fair value.
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
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$767	$—	$—	$767

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,752	$—	$—	$1,752
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

The assumptions used in the BSM option pricing model to determine the fair value of the warrant liability were as follows:

	March 31, 2026	December 31, 2025
Fair value of underlying common stock	$3.00	$6.08
Exercise price	$3.00 - $3.38	$6.08 - $6.84
Risk-free interest rate	4.3%	4.2%
Expected volatility	85.2%	85.6%
Expected term (in years)	10.0	10.0
Expected dividend yield	—%	—%

The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches as well as the likelihood that the Company will exercise the right to draw one or more future debt tranches. The Company assessed these factors at inception and as of March 31, 2026 and applied a weighted-average probability of approximately 50% as of March 31, 2026 in the measurement of fair value, given current and forecasted capital needs. Significant increases or decreases in the probability assessment in future periods may increase or decrease the fair value estimate of the warrant liability, respectively. The interrelationship between these inputs is insignificant.

The Tranche A Warrant Shares were fully exercised on November 11, 2025 and the fair value was remeasured as of the exercise date and reclassified to stockholders' equity.

In March 2026, the Company entered into the First Amendment which, among other changes, terminated the Tranche C Loan and reduced the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate by 150,000 shares of common stock (the Tranche C Warrant Shares). The fair value of the Tranche C Warrant Shares was remeasured immediately prior to the First Amendment date and the Company recognized a $0.1 million gain within other income (expense), net on the Company's condensed statements of operations, in connection with the reduction in the shares that may become exercisable pursuant to the Warrant Certificate.

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$1,752
Change in fair value of warrant liability	(882)
Termination of Tranche C Warrant Shares	(103)
Balance at March 31, 2026	$767
Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and $126.2 million remained available for sale as of March 31, 2026.
At The Market Sales Agreement
On September 15, 2022, the Company entered into the Sales Agreement, as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the Amended Sales Agreement), with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. As of December 31, 2025, the Company has sold 360,554 shares of its common stock under the Amended Sales Agreement at an average price per share of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by the Company. During the three months ended March 31, 2026, the Company did not sell any shares of its common stock pursuant to the Amended Sales Agreement.
2025 Public Offering
On May 8, 2025, the Company entered into an underwriting agreement with Canaccord Genuity LLC (the Underwriter) relating to the issuance and sale of an aggregate of 3,852,500 shares of its common stock, including 502,500 shares of the Company's common stock issued and sold pursuant to the exercise in full of the Underwriter’s option to purchase additional shares, to the Underwriter at a price to the public of $5.25 per share (the 2025 Public Offering). The 2025 Public Offering closed on May 9, 2025. The net proceeds to the Company from the 2025 Public Offering were approximately $18.6 million after deducting $1.6 million of the underwriting discounts and commissions and other offering expenses payable by the Company.
Outstanding Warrants
The following equity classified warrants to purchase common stock of the Company were outstanding and exercisable as of March 31, 2026:

	Shares	Exercise Price	Issuance date	Expiration date
Common stock warrants	131	$1.84	April 1, 2016	April 1, 2026
	131
In connection with the Perceptive Term Loan Facility, the Company may issue warrants for the purchase of up to an additional 600,000 shares of the Company’s common stock if and when the Company satisfies certain conditions and chooses to draw additional debt tranches during the respective draw periods.

The Company issued a total of 804,788 shares of common stock upon the cashless exercise of certain warrants during the three months ended March 31, 2026. No warrants to purchase common stock of the Company were exercised during the three months ended March 31, 2025.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors (the Board) adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, four years from the date of hire. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 916,463 shares of the Company's common stock became available for issuance under the 2019 Plan. As of March 31, 2026, 2,401,275 shares of the Company's common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	1,795,639	$3.85
Awards granted	649,748	$3.18
Awards released	(275,671)	$2.73
Awards canceled	(40,010)	$2.92
Outstanding, March 31, 2026	2,129,706	$3.81
As of March 31, 2026, all of the 2,129,706 outstanding RSUs were unvested. The fair value of RSUs vested in the three months ended March 31, 2026 and 2025 was $1.0 million and $0.8 million, respectively. The weighted average grant date fair value per share for RSUs granted during the three months ended March 31, 2026 and 2025 was $3.18 and $3.71 per RSU, respectively. As of March 31, 2026, total unrecognized compensation cost related to RSUs was $7.2 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	526,839	$6.86	6.48	$957
Granted	190,000	$3.16
Forfeited	(10,000)	$3.58
Outstanding, March 31, 2026	706,839	$5.91	7.29	$186
Vested and expected to vest, March 31, 2026	706,839	$5.91	7.29	$186
Options exercisable, March 31, 2026	379,212	$7.68	5.35	$179
There were 190,000 and 120,070 stock options granted in the three months ended March 31, 2026 and 2025, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. No options were exercised during the three months ended March 31, 2026, and 2025. As of March 31, 2026, total unrecognized compensation cost related to option awards was $0.7 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 229,115 shares of the Company's common stock became available for issuance under the ESPP. As of March 31, 2026, 675,900 shares of the Company's common stock remained available for issuance under the ESPP. During the three months ended March 31, 2026, a total of 96,023 shares of the Company's common stock were issued under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$48	$55
Selling, general and administrative	500	346
Research and development	107	16
Total	$655	$417
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
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the condensed statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $52.0 million and $58.0 million as of March 31, 2026 and December 31, 2025, respectively.

Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Revenue	$17,306	$15,498
Cost of revenue	7,101	6,375
Gross profit	10,205	9,123
Segment operating expenses:
Employee expense	8,408	7,548
Outside services	1,203	1,117
Facilities related	879	900
Travel & entertainment	677	736
Stock compensation	607	362
Depreciation and amortization	230	258
Other[1]	1,615	1,567
Total segment operating expenses	13,619	12,488
Loss from operations	(3,414)	(3,365)
Interest expense	(1,267)	(545)
Change in fair value of warrant liability	882	—
Other income (expense), net	(132)	158
Loss before income taxes	$(3,931)	$(3,752)
Income tax expense	(36)	—
Segment net loss	$(3,967)	$(3,752)
1Other segment items included in Segment net loss include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this Quarterly Report) and with our audited financial statements and notes thereto included in our 2025 Annual Report.
Forward Looking Statements
The following discussion and other parts of this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, current and future product offerings, reimbursement and coverage, the expected benefits from our partnership or promotion arrangements with third parties, research and development costs, timing and likelihood of success and plans and objectives of management for future operations, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our 2025 Annual Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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

All of our AVISE® tests are performed in our approximately 13,000 square foot laboratory located in Vista, California, which is certified under the clinical laboratory testing administered by the Centers for Medicare & Medicaid Services (CLIA) and accredited by the College of American Pathologists. Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with CLIA and is licensed by all states requiring out-of-state licensure. Our clinical laboratory typically reports all AVISE® testing product results within five business days.
Reimbursement for our testing services comes from several sources, including commercial payors (such as insurance companies and health maintenance organizations), government payors (such as Medicare and Medicaid), client payors (such as hospitals, other laboratories, etc.) and patients. Reimbursement rates vary by product and payor.
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 91% and 92% of our revenue for the three months ended March 31, 2026 and 2025, respectively.
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
▪Lupus Nephritis (LN) Biomarkers. We continue to leverage our intellectual property licensed from Johns Hopkins University to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from LN. We tested a new customized array and presented novel data on the use of urinary biomarkers (especially Tenascin‑C) for the prediction of kidney function loss during the 2025 American College of Rheumatology annual meeting (ACR 2025). During the first half of 2026, we expect further adoption by our existing and new pharma partnerships of our panel as part of exploratory trials. In addition, we continue our efforts in releasing our LN offering commercially through our clinical lab.
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
▪Kidney Damage Biomarkers. We have a multi‑analyte blood‑based panel under development, which sensitively detects kidney damage in early renal disease, outperforming creatinine and estimated glomerular filtration rate. Two U.S. provisional patent applications were filed in May 2025 for methods of detecting kidney damage using the blood-based panel. In addition, two abstracts were presented at ACR 2025 on our biomarker panel for early kidney damage comprising uromodulin, myo‑inositol oxygenase, heparanase, and apoptosis‑resistant E3 ubiquitin ligase 1. Further investment is needed to make this offering commercially viable, and it has been deprioritized at this time, in light of other high‑potential programs within our pipeline.
▪Myositis Biomarkers. Myositis specific antibodies (MSA) are a well-defined group of important biomarkers for the diagnosis of idiopathic inflammatory myopathies, and the stratification of patients into clinical phenotypes, according to treatment responses, and disease outcomes. Despite the advanced research on these markers, significant challenges persist with standardization and availability of validated methods with fast turnaround time. Our research studies use different technologies for the detection of MSA. When compared, we gain a unique understanding about potential avenues for product development in the area of myositis.
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

In January 2025, we announced conditional approval by the New York State Department of Health (NYSDOH) and commercial launch of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers will further improve the clinical utility of AVISE® CTD, providing clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. While these biomarkers have contributed positively to AVISE® CTD ASP, these gains have built gradually, and we remain encouraged by their progress. We expect that, over time, these new biomarkers will continue to drive gains in AVISE® CTD average selling price and gross margin, increase demand, and better position us for profitability.
▪Peptidyl Arginine Deiminase 4 (PAD4) Biomarkers. During the third quarter of 2025, we received conditional approval from the NYSDOH and commercially launched our new PAD4 biomarker assays on the AVISE® CTD platform. Anti-PAD4 antibodies have been found to be 35% sensitive and 95% specific for RA in a peer-reviewed validation study. Additionally, anti-PAD4 antibodies have been found in 19% of anti-CCP negative RA patients, helping to address a critical seronegative diagnostic gap. Beyond the diagnostic utility, anti-PAD4 antibodies have been shown to associate with increased risk for radiographic progression, a sign of permanent joint changes.

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
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through March 31, 2026, we have delivered over one million of these tests. During the three months ended March 31, 2026, the number of AVISE® CTD tests delivered increased by approximately 10% over the same period in 2025. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers and on the success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, which we added to our AVISE® CTD tests in January 2025.
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
While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. We discuss many of these risks, uncertainties and other factors that may affect our performance in the section entitled "Risk Factors" in our 2025 Annual Report.
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

In April 2022, we were granted a Proprietary Laboratory Analyses code (PLA code) for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian Healthcare Solutions (Noridian), our Medicare Administrative Contractor (MAC), has set the current pricing for this PLA code at $840.65 per test. CMS will align local MAC pricing with national payment rates for the PLA code on the 2026 Clinical Laboratory Fee Schedule through their annual payment determination process to provide a standardized, nationally determined payment rate. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
We submitted a formal request to Noridian for coverage of our AVISE® Lupus test under the new PLA Code and on September 27, 2022, we received notice that Noridian deemed our application for a Local Coverage Determination (LCD) to be valid, but our application is still pending. Ultimately receiving a favorable LCD is uncertain and may be time-consuming, resource intensive and require multiple quarterly or annual periods to complete and is subject to risks and uncertainties described in the section entitled "Risk Factors" in our 2025 Annual Report and this Quarterly Report. Further, on January 20, 2025, President Trump issued an Executive Order entitled Regulatory Freeze Pending Review, which halted all federal level regulatory rules and guidance not yet in effect. Because the Executive Order extends to LCDs not yet in effect, it leaves the fate and timing of our LCD application uncertain.
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
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the fiscal year ended December 31, 2025, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the three months ended March 31, 2026 improved by approximately 10% as compared to the number of AVISE® CTD tests delivered during the three months ended March 31, 2025 due to continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion. Additionally, the trailing-twelve-month ASP of our AVISE® CTD tests increased by approximately 6% during the three months ended March 31, 2026 compared to the same period in 2025.
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
Change in Fair Value of Warrant Liability
Changes in the fair value of the warrant liability relates to the Warrant Certificate.
Other Income (Expense), net
Other Income (Expense), net consists of gains and losses on debt modification related to the First Amendment executed in March 2026, as well as Interest income earned on our cash and cash equivalents.
Income Tax Expense
Income taxes include federal and state income taxes in the United States.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$17,306	$15,498	$1,808
Cost of revenue	7,101	6,375	726
Gross profit	10,205	9,123	1,082
Operating expenses:
Selling, general and administrative expenses	12,066	11,204	862
Research and development expenses	1,553	1,284	269
Total operating expenses	13,619	12,488	1,131
Loss from operations	(3,414)	(3,365)	(49)
Interest expense	(1,267)	(545)	(722)
Change in fair value of warrant liability	882	—	882
Other income (expense), net	(132)	158	(290)
Loss before income taxes	(3,931)	(3,752)	(179)
Income tax expense	(36)	—	(36)
Net loss	$(3,967)	$(3,752)	$(215)
Revenue
Revenue increased $1.8 million, or 11.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to ASP expansion driven primarily by our new biomarkers, and, to a lesser extent, an increase in test volume. The number of AVISE® CTD tests delivered in the three months ended March 31, 2026 increased by approximately 10% compared to the same period in 2025. In addition, our AVISE® CTD trailing twelve-month ASP increased by $25 per test to $444 per test in the first quarter of 2026 from $419 per test in the first quarter of 2025.
Cost of Revenue
Cost of revenue increased $0.7 million, or 11.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to increases of $0.5 million in the cost of materials and supplies, $0.2 million in depreciation and amortization, and $0.2 million in other expenses, partially offset by a decrease of $0.2 million in employee-related expenses (including salaries, benefits and stock-based compensation).
Gross Margin
Gross margin as a percentage of revenue increased to 59.0% for the three months ended March 31, 2026 compared to 58.9% for the three months ended March 31, 2025, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.9 million, or 7.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $0.8 million in employee-related expenses (including salaries, benefits, commissions, bonuses and stock-based compensation) and an increase of $0.1 million in outside services.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but expect our selling, general and administrative expenses to decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.3 million, or 21.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $0.3 million in employee-related expenses (including salaries, benefits, bonuses and stock-based compensation) and an increase of $0.1 million in clinical trial expenses, partially offset by a decrease of $0.1 million in outside services.
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but expect our research and development expenses to decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense increased by $0.7 million, including an increase of $0.3 million in non-cash interest expense, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025 and the embedded finance lease related to a supply agreement, as amended, with one of our suppliers for certain reagents. We expect to continue to incur this interest expense under the Perceptive Term Loan Facility.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability increased by $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the Credit Agreement executed in April 2025.
Other Income (Expense), net
Interest income decreased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $0.3 million net loss on debt modification related to the First Amendment executed in March 2026.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $4.0 million and $3.8 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of March 31, 2026, we had an accumulated deficit of $318.2 million and cash and cash equivalents of $21.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash. A total of an additional $40.0 million is available at our option under the Perceptive Term Loan Facility as amended in March 2026 should we attain specified revenue levels and satisfy other conditions. We held claims in the quarter ended March 31, 2026, which resulted in increases in our accounts receivable and an accelerated decrease in our cash and cash equivalents in the quarter ended March 31, 2026 and a reversal of that trend is expected in the remaining three quarters of the fiscal year ending December 31, 2026.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under term loan facilities.
Our obligations under the Perceptive Term Loan Facility are secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we issued the Warrant Certificate to Perceptive. The Warrant Certificate has a ten-year term from the applicable issuance date and includes protection for certain dilutive issuances and registration rights provisions. The Perceptive Term Loan Facility includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Perceptive Term Loan Facility also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of March 31, 2026, we were in compliance with all covenants of the Perceptive Term Loan Facility.
On November 17, 2023, we filed the Shelf Registration Statement covering the offering, from time to time, of up to $150.0 million shares of our common stock, preferred stock, debt securities, warrants and units, of which $126.2 million remained available for sale at March 31, 2026.
On September 15, 2022, we entered into the Amended Sales Agreement with TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50.0 million. We are not obligated to sell any shares of our common stock under the Amended Sales Agreement. As of December 31, 2025, we have sold 360,554 shares of common stock under the Amended Sales Agreement at an average per share price of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by us. During the three months ended March 31, 2026, we did not sell any shares of our common stock pursuant to the Amended Sales Agreement.
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
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA, and payments for operating and finance leases related to our laboratory equipment (see "Note 4. Borrowings," and "Note 5. Commitments and Contingencies," to our unaudited condensed financial statements included in this Quarterly Report and "Note 5. Leases," to our financial statements included in our 2025 Annual Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next twelve months from the date of this filing.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$(10,417)	$(10,671)
Investing activities	(228)	(107)
Financing activities	(62)	(64)
Net change in cash, cash equivalents and restricted cash	$(10,707)	$(10,842)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $10.4 million, primarily resulting from (i) our net loss of $4.0 million adjusted for non-cash charges of $1.3 million primarily related to change in fair value of warrant liability, stock-based compensation, depreciation and amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $7.8 million primarily related to net increases in accounts receivable and prepaid expenses and other current assets, partially offset by net decreases in accrued and other current liabilities and operating lease liabilities.
Net cash used in operating activities for the three months ended March 31, 2025 was $10.7 million, primarily resulting from (i) our net loss of $3.8 million adjusted for non-cash charges of $1.2 million primarily related to stock-based compensation, depreciation, amortization, non-cash lease expense and non-cash interest, and (ii) changes in our net operating assets of $8.1 million primarily related to net increases in accounts receivable and net decreases in accrued and other current liabilities and operating lease liabilities, partially offset by net increases in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.1 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $0.1 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from ESPP purchases.

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
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2025 Annual Report. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our 2025 Annual Report.
Recent Accounting Pronouncements
Please see "Note 2. Summary of Significant Accounting Policies," to the unaudited condensed financial statements included in this Quarterly Report for a summary of recent accounting pronouncements.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not currently party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
4.5	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
10.1#	Amended & Restated Non-Employee Director Compensation Program					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.					X

*     Furnished herewith. This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Management compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: May 11, 2026	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)