Form 10-Q
period 2026-06-30
EXAGEN INC.
filed 2026-08-04
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on July 30, 2026 was 24,225,339.

Part I. Financial Information
Item 1. Financial Statements
Exagen Inc.
Unaudited Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$24,588	$32,220
Accounts receivable, net	12,407	10,855
Prepaid expenses and other current assets	5,862	5,818
Total current assets	42,857	48,893
Property and equipment, net	6,565	6,938
Operating lease right-of-use assets	1,953	1,435
Other assets	560	756
Total assets	$51,935	$58,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,439	$4,153
Accrued and other current liabilities	4,939	6,327
Deferred revenue	1,492	675
Finance lease liabilities, current	1,091	1,135
Operating lease liabilities, current	979	1,226
Borrowings, current	517	643
Total current liabilities	13,457	14,159
Borrowings, non-current, net of discounts and debt issuance costs	22,322	22,264
Finance lease liabilities, non-current	1,617	1,960
Operating lease liabilities, non-current	1,130	438
Warrant liability	1,193	1,752
Total liabilities	39,719	40,573
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 24,193,101 and 22,911,575 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	333,637	331,708
Accumulated deficit	(321,445)	(314,282)
Total stockholders' equity	12,216	17,449
Total liabilities and stockholders' equity	$51,935	$58,022
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$19,941	$17,202	$37,247	$32,700
Cost of revenue	7,724	6,807	14,825	13,182
Gross profit	12,217	10,395	22,422	19,518
Operating expenses:
Selling, general and administrative expenses	12,513	11,542	24,579	22,746
Research and development expenses	1,426	1,483	2,979	2,767
Total operating expenses	13,939	13,025	27,558	25,513
Loss from operations	(1,722)	(2,630)	(5,136)	(5,995)
Interest expense	(1,201)	(1,124)	(2,468)	(1,669)
Loss on extinguishment of debt	—	(295)	—	(295)
Change in fair value of warrant liability	(426)	(438)	456	(438)
Other income (expense), net	153	85	21	243
Loss before income taxes	(3,196)	(4,402)	(7,127)	(8,154)
Income tax expense	—	(37)	(36)	(37)
Net loss	$(3,196)	$(4,439)	$(7,163)	$(8,191)
Net loss per share, basic and diluted	$(0.13)	$(0.21)	$(0.30)	$(0.41)
Weighted-average number of shares used to compute net loss per share, basic and diluted	24,164,569	21,085,749	24,012,761	19,830,265
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	22,911,575	$23	$331,708	$(314,282)	$17,449
Issuance of stock from cashless warrant exercises	804,788	1	(1)	—	—
Issuance of stock from vested restricted stock units	275,671	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	96,023	—	295	—	295
Stock-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,967)	(3,967)
Balances as of March 31, 2026	24,088,057	24	332,657	(318,249)	14,432
Issuance of stock from vested restricted stock units	105,044	—	—	—	—
Stock-based compensation	—	—	980	—	980
Net loss	—	—	—	(3,196)	(3,196)
Balances as of June 30, 2026	24,193,101	$24	$333,637	$(321,445)	$12,216
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	17,640,328	$18	$303,853	$(294,331)	$9,540
Issuance of stock from vested restricted stock units	229,151	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	80,554	—	198	—	198
Stock-based compensation	—	—	417	—	417
Net loss	—	—	—	(3,752)	(3,752)
Balances as of March 31, 2025	17,950,033	18	304,468	(298,083)	6,403
Issuance of stock from public offering, net of issuance costs of $1,598	3,852,500	4	18,623	—	18,627
Issuance of stock from warrant exercises	107,969	—	—	—	—
Issuance of stock on vesting of restricted stock units	88,129	—	—	—	—
Exercise of stock options	108	—	—	—	—
Stock-based compensation	—	—	443	—	443
Net loss	—	—	—	(4,439)	(4,439)
Balances as of June 30, 2025	21,998,739	$22	$323,534	$(302,522)	$21,034
The accompanying notes are an integral part of these unaudited condensed financial statements

Exagen Inc.
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(7,163)	$(8,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,227	906
Amortization of debt discount and debt issuance costs	273	121
Amortization of loan commitment fees	840	184
Change in fair value of warrant liability	(456)	438
Loss on extinguishment of debt	—	295
Bad debt expense	—	455
Non-cash operating lease expense	513	473
Stock-based compensation	1,635	860
Other	(99)	146
Changes in assets and liabilities:
Accounts receivable, net	(1,552)	(6,892)
Prepaid expenses and other current assets	(885)	798
Other assets	196	288
Operating lease liabilities	(586)	(533)
Accounts payable	201	(1,577)
Deferred revenue	817	283
Accrued and other current liabilities	(1,390)	(1,610)
Net cash used in operating activities	(6,429)	(13,556)
Cash flows from investing activities:
Purchases of property and equipment	(771)	(322)
Proceeds from disposal of property and equipment	—	6
Net cash used in investing activities	(771)	(316)
Cash flows from financing activities:
Proceeds from common stock issued, net of issuance costs	—	18,777
Proceeds from common stock issued under Employee Stock Purchase Plan	295	199
Principal payments on finance lease obligations	(387)	(139)
Principal payments on notes payable obligations	(340)	(265)
Proceeds from issuance of debt and warrants, net of discounts	—	23,672
Payment to extinguish debt	—	(19,705)
Payment of debt issuance costs	—	(670)
Net cash used in financing activities	(432)	21,869
Net decrease in cash, cash equivalents and restricted cash	(7,632)	7,997
Cash, cash equivalents and restricted cash, beginning of period	32,420	22,236
Cash, cash equivalents and restricted cash, end of period	$24,788	$30,233
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,712	$1,222
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$—	$682
Right-of-use assets obtained in exchange for lease liabilities	$1,031	$—
Recognition of warrant liability	$—	$3,525
Unpaid financing costs included in accounts payable and accrued liabilities	$—	$350
Costs incurred, but not paid, in connection with capital expenditures	$110	$—

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
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of June 30, 2026, the Company had cash and cash equivalents of $24.6 million and had an accumulated deficit of $321.4 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed financial statements. Consistent with historical practice, the Company held claims in the three months ended March 31, 2026, which resulted in increases in its accounts receivable and an accelerated decrease in its cash and cash equivalents in the three months ended March 31, 2026, and a reversal of that trend occurred during the three months ended June 30, 2026 and is expected to continue in the remaining two quarters of the fiscal year ending December 31, 2026.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited interim condensed balance sheets as of June 30, 2026, condensed statements of operations and stockholders' equity for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the 2025 Annual Report). In management's opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements included in the 2025 Annual Report and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2026 and its results of operations for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain reclassifications have been made to prior period amounts to conform to the current presentation.
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
Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to revenue recognition, stock-based compensation, the fair value of the warrant liability, the estimated incremental borrowing rate for the determination of the Company's operating and finance lease right-of-use (ROU) assets, and the recoverability of its long-lived assets and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	25%	23%	25%	23%
Customer B	17%	16%	19%	17%
Customer C	*	*	*	10%
Customer D	*	10%	*	*

	Accounts Receivable, Net
	June 30, 2026	December 31, 2025
Customer A	18%	23%
Customer B	32%	19%
Customer C	*	14%
For the three months ended June 30, 2026 and 2025, approximately 89% and 91%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to AVISE® CTD test for the six months ended June 30, 2026 and 2025 was approximately 90% and 91%, respectively.
The Company is dependent on key suppliers for certain laboratory materials, consisting primarily of reagents and biomarkers used in our diagnostic tests. For the three months ended June 30, 2026 and 2025 approximately 93% and 87%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. For the six months ended June 30, 2026 and 2025 approximately 96% and 92%, respectively, of the Company's diagnostic testing supplies were purchased from two suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.

Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Commercial	$10,352	$8,811	$19,828	$17,571
Government	5,206	3,926	9,487	7,633
Client direct bill(1)	4,275	4,371	7,725	7,367
Other(2)	108	94	207	129
Total revenue	$19,941	$17,202	$37,247	$32,700
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
Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$24,588	$32,220
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$24,788	$32,420
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended June 30, 2026 and 2025 were net revenue increases of $1.3 million and $0.1 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the six months ended June 30, 2026 and 2025 were net revenue increases of $2.1 million and $1.0 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
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
Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represents the portion of payments received that have not been earned. Throughout the year ended December 31, 2025, the Company entered into various work orders to perform diagnostic testing services, including identifying and evaluating biomarkers. The Company received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $1.5 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company recognized revenue of $0.4 million and $0.2 million out of the beginning deferred revenue balance during the six months ended June 30, 2026 and 2025, respectively. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.

Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was zero as of June 30, 2026 and December 31, 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $12.4 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively.
Loan Commitment Fees
Loan commitment fees are generally included as a reduction of the proceeds from the outstanding debt. If there were no borrowings drawn on the related credit facility, the loan commitment fees are classified as assets until the related debt is drawn. The Company’s loan commitment fee is comprised of an upfront cash payment and a contingent obligation to issue future warrants to Perceptive Credit Holdings IV, LP (Perceptive) in connection with the Credit Agreement and Guaranty, dated April 25, 2025 (Credit Agreement). The Company recorded $0.5 million in prepaid expenses and other current assets on the condensed balance sheets as of June 30, 2026. As the Company is not reasonably certain it will draw on the future debt tranches, the loan commitment fees are amortized ratably into interest expense over the outstanding draw periods. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.4 million, respectively, in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed statements of operations. During each of the three and six months ended June 30, 2025, the Company recognized $0.2 million in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed statements of operations. During the six months ended June 30, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan (as defined below), which was terminated pursuant to the First Amendment (as defined below). See “Note 4. Borrowings—Perceptive Term Loan Facility” for more information.
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
The Company grants certain performance-based restricted stock units (PSUs) to its executive officers as part of its long-term incentive plan. The PSUs vest based on the achievement of both pre-determined market conditions and service conditions over a specified performance period. The Company issues new shares of common stock to satisfy the PSUs upon vesting and the PSUs are not settleable for cash. The fair value of the Company's PSUs is determined on the grant date using a Monte Carlo simulation model.

Comprehensive Loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from nonowner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company's comprehensive loss was the same as its reported net loss.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs and PSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For each of the three and six months ended June 30, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30, 2026	June 30, 2025
Warrants to purchase common stock	—	580,339
Common stock options	931,506	564,441
Restricted stock units	1,973,952	1,679,624
Performance stock units	800,000	—
Employee stock purchase plan	75,562	54,454
Total	3,781,020	2,878,858
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

Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Diagnostic testing supplies	$4,159	$3,296
Prepaid maintenance and insurance contracts	1,161	1,302
Loan commitment fees	505	1,182
Other prepaid expenses and other current assets	37	38
Prepaid expenses and other current assets	$5,862	$5,818
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Furniture and fixtures	$121	$121
Laboratory equipment	5,562	4,530
Computer equipment and software	2,421	2,121
Leasehold improvements	3,377	3,308
Finance lease right-of-use assets	3,061	3,708
Construction in progress	384	294
Total property and equipment	14,926	14,082
Less: accumulated depreciation and amortization	(8,361)	(7,144)
Property and equipment, net	$6,565	$6,938
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was approximately $0.6 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was approximately $1.2 million and $0.9 million, respectively. At each of June 30, 2026 and December 31, 2025, the gross book value of assets under finance leases was $3.7 million.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$4,077	$5,411
Other accrued liabilities	862	916
Accrued and other current liabilities	$4,939	$6,327

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
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the Applicable Margin), or 11.75% as of June 30, 2026, payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. The Company may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets and includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis. As of June 30, 2026, the Company was in compliance with all covenants required under the Credit Agreement.
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
During the six months ended June 30, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan.

For the three months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $0.8 million of interest expense, respectively, including $0.2 million and $0.1 million of debt discount amortization in connection with the Perceptive Term Loan Facility, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $2.2 million and $0.8 million of interest expense, respectively, including $0.3 million and

$0.1 million for debt discount amortization in connection with the Perceptive Term Loan Facility, respectively. The effective interest rate was 16.2% per annum. As of June 30, 2026, the Perceptive Term Loan Facility had a carrying value of $22.0 million, classified within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets.
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus, as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. On April 25, 2025, the Company fully repaid all $19.7 million in outstanding indebtedness owed to Innovatus pursuant to its Amended Loan Agreement and terminated the agreement.
Equipment Notes Payable
In May 2022, the Company purchased laboratory equipment in the normal course of business using notes payable. In January 2025, the Company entered into a financing arrangement to procure additional laboratory equipment. At June 30, 2026, the total liability balance related to the financed equipment was $0.9 million, with $0.5 million classified within borrowings, current and $0.4 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. At December 31, 2025, the total liability balance related to the financed equipment was $1.2 million, with $0.6 million classified within borrowings, current and $0.6 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed balance sheets. The financed equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of June 30, 2026, future minimum aggregate payments, including interest, for outstanding borrowings for each of the years ending December 31 were as follows (in thousands):

2026 (remaining)	$1,839
2027	3,450
2028	3,117
2029	2,978
2030	25,930
Total	37,314
Less:
Unamortized debt discount and issuance costs	(3,032)
Interest	(11,443)
Total borrowings, net of discounts and debt issuance costs	22,839
Less: Borrowings, current	(517)
Borrowings, non-current, net of discounts and debt issuance costs	$22,322
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
The Company accounts for the Amended Supply Agreement as an embedded finance lease for the equipment provided, with the reagents as a non-lease component accounted for separately. The minimum purchase commitments for the reagents represent in-substance fixed contract consideration and are recorded based on the relative fair value of the equipment of $3.1 million as a ROU asset and related lease liability. As of June 30, 2026, the Company had a finance lease ROU asset of $2.5 million and lease liabilities of $2.5 million on the Company's balance sheets related to the embedded finance lease. For the three and six months ended June 30, 2026, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, related to this embedded finance lease on the Company's statements of operations.
Operating Leases
In June 2026, the Company amended its lease for office and laboratory space in Vista, California to extend the term by an additional 39 months through July 2030. As a result of the lease modification, the Company remeasured the lease liability and recorded an increase of approximately $1.0 million to both operating lease liabilities and operating lease ROU assets on the Company's condensed balance sheets.
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

Note 6. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs and based primarily on quoted market prices for the same or similar issues. As of June 30, 2026, the Perceptive Term Loan Facility had a carrying value of $22.0 million and a fair value of $23.3 million. As of December 31, 2025, the Perceptive Term Loan Facility had a carrying value of $21.7 million and a fair value of $22.6 million. The estimated fair value of the Perceptive Term Loan Facility was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of June 30, 2026 and December 31, 2025 was $0.9 million and $1.2 million, respectively, and approximated its fair value.
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
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,193	$—	$—	$1,193

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,752	$—	$—	$1,752
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

The assumptions used in the BSM option pricing model to determine the fair value of the warrant liability were as follows:

	June 30, 2026	December 31, 2025
Fair value of underlying common stock	$4.65	$6.08
Exercise price	$4.65 - $5.23	$6.08 - $6.84
Risk-free interest rate	4.4%	4.2%
Expected volatility	85.5%	85.6%
Expected term (in years)	10.0	10.0
Expected dividend yield	—%	—%

The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches as well as the likelihood that the Company will exercise the right to draw one or more future debt tranches. The Company assessed these factors at inception and as of June 30, 2026 and applied a weighted-average probability of approximately 50% as of June 30, 2026 in the measurement of fair value, given current and forecasted capital needs. Significant increases or decreases in the probability assessment in future periods may increase or decrease the fair value estimate of the warrant liability, respectively. The interrelationship between these inputs is insignificant.

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

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$1,752
Change in fair value of warrant liability	(456)
Termination of Tranche C Warrant Shares	(103)
Balance at June 30, 2026	$1,193
Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and $126.2 million remained available for sale as of June 30, 2026.
At The Market Sales Agreement
On September 15, 2022, the Company entered into the Sales Agreement, as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the Amended Sales Agreement), with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. As of December 31, 2025, the Company has sold 360,554 shares of its common stock under the Amended Sales Agreement at an average price per share of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by the Company. During the six months ended June 30, 2026, the Company did not sell any shares of its common stock pursuant to the Amended Sales Agreement.
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
Warrants
As of June 30, 2026, the Company did not have any outstanding equity classified warrants to purchase common stock of the Company.
In connection with the Perceptive Term Loan Facility, the Company may issue warrants for the purchase of up to an additional 600,000 shares of the Company’s common stock if and when the Company satisfies certain conditions and chooses to draw additional debt tranches during the respective draw periods.
The Company issued a total of 804,788 shares of common stock upon the cashless exercise of certain warrants during the six months ended June 30, 2026. The Company did not issue any shares of common stock upon the exercise of warrants during the three months ended June 30, 2026. The Company issued a total of 107,969 shares of common stock upon the cashless exercise of certain warrants during each of the three and six months ended June 30, 2025.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors (the Board) adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, four years from the date of hire. As described below, the Board also awards PSUs to executive officers that vest upon the occurrence of performance milestones. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 916,463 shares of the Company's common stock became available for issuance under the 2019 Plan. As of June 30, 2026, 1,427,318 shares of the Company's common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	1,795,639	$3.85
Awards granted	656,384	$3.18
Awards released	(380,715)	$3.00
Awards canceled	(97,356)	$3.29
Outstanding, June 30, 2026	1,973,952	$3.82
As of June 30, 2026, all of the 1,973,952 outstanding RSUs were unvested. The fair value of RSUs vested in the six months ended June 30, 2026 and 2025 was $1.4 million and $1.3 million, respectively. The weighted-average grant date fair value per share for RSUs granted during the six months ended June 30, 2026 and 2025 was $3.18 and $3.97 per RSU, respectively. As of June 30, 2026, total unrecognized compensation cost related to RSUs was $6.4 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.
Performance Stock Units
In May 2026, as part of its long-term incentive plan, the Company granted a total of 800,000 PSUs to its executive officers which vest contingent upon the achievement of pre-determined market conditions and service conditions. The number of shares of common stock to be issued at vesting for these awards is calculated based on the

Company's relative total shareholder return (TSR) percentile rank measured against the Russell 2000 Index during three overlapping measurement windows which occur over a three-year period from the grant date. Vesting with respect to the TSR percentile rank ranges from zero to 200 percent of the target number of PSUs, with a maximum aggregate of 1,600,000 PSUs that may be earned. The PSUs cliff-vest at the end of the three-year period, subject to the achievement of both the market and service conditions. As of June 30, 2026, all 800,000 PSUs remained outstanding and unvested.
The Company determined the grant-date fair value of the PSUs using the Monte Carlo simulation model, which calculates the fair value of each PSU by estimating the probability of satisfying the market conditions stipulated in the awards. The assumptions used in the Monte Carlo simulation model are as follows:

May 13, 2026
Grant-date stock price	$3.47
Risk-free interest rate	3.9%
Expected volatility	80.0%
Expected term (in years)	3.0
Expected dividend yield	—%
The Company recognizes stock-based compensation expense for the PSUs ratably over the three-year performance period of the awards. The weighted-average grant date fair value per share of the PSUs granted during the six months ended June 30, 2026 was $5.64 per PSU. As of June 30, 2026, total unrecognized compensation cost related to the PSUs was $4.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.
Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	526,839	$6.86	6.48	$957
Granted	433,700	$3.81
Forfeited	(19,000)	$5.37
Expired	(10,033)	$12.81
Outstanding, June 30, 2026	931,506	$5.41	7.59	$908
Vested and expected to vest, June 30, 2026	931,506	$5.41	7.59	$908
Options exercisable, June 30, 2026	419,054	$7.42	5.07	$449
There were 433,700 and 169,570 stock options granted in the six months ended June 30, 2026 and 2025, respectively. The weighted-average grant date fair value per share for options granted during the six months ended June 30, 2026 and 2025 was $2.69 and $3.50, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. No options were exercised during the six months ended June 30, 2026, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2025 was zero. As of June 30, 2026, total unrecognized compensation cost related to option awards was $1.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 229,115 shares of the Company's common stock became available for issuance under the ESPP. As of June 30, 2026, 675,900 shares of the Company's common stock remained available for issuance under the ESPP. During the six months ended June 30, 2026, a total of 96,023 shares of the Company's common stock were issued under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted, PSUs granted and stock purchase rights granted under the ESPP in the condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$62	$60	$110	$115
Selling, general and administrative	740	324	1,240	670
Research and development	178	59	285	75
Total	$980	$443	$1,635	$860
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
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the condensed statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the balance sheet as total assets and were $51.9 million and $58.0 million as of June 30, 2026 and December 31, 2025, respectively.

Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$19,941	$17,202	$37,247	$32,700
Cost of revenue	7,724	6,807	14,825	13,182
Gross profit	12,217	10,395	22,422	19,518
Segment operating expenses:
Employee expense	8,154	7,535	16,562	15,083
Outside services	1,550	1,347	2,753	2,464
Facilities related	1,038	918	1,917	1,818
Travel & entertainment	779	715	1,456	1,451
Stock compensation	918	384	1,525	745
Depreciation and amortization	235	270	465	529
Other[1]	1,265	1,856	2,880	3,423
Total segment operating expenses	13,939	13,025	27,558	25,513
Loss from operations	(1,722)	(2,630)	(5,136)	(5,995)
Interest expense	(1,201)	(1,124)	(2,468)	(1,669)
Loss on extinguishment of debt	—	(295)	—	(295)
Change in fair value of warrant liability	(426)	(438)	456	(438)
Other income (expense), net	153	85	21	243
Loss before income taxes	$(3,196)	$(4,402)	$(7,127)	$(8,154)
Income tax expense	—	(37)	(36)	(37)
Segment net loss	$(3,196)	$(4,439)	$(7,163)	$(8,191)
1Other segment items included in Segment operating expenses include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.
Note 10. Subsequent Events
In July 2026, the Company entered into a new lease agreement for the approximately 28,000 square feet of office space in Carlsbad, CA that is currently being subleased by the Company through April 2027. The new lease commences in May 2027 and expires in July 2030, and includes an option to extend the term for an additional three years. The total minimum operating lease payments under the new lease is approximately $1.9 million.

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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 90% and 91% of our revenue for the six months ended June 30, 2026 and 2025, respectively.
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
▪Myositis Biomarkers. Myositis specific antibodies (MSA) are a well-defined group of important biomarkers for the diagnosis of idiopathic inflammatory myopathies, and the stratification of patients into clinical phenotypes, according to treatment responses, and disease outcomes. Despite the advanced research on these markers, significant challenges persist with standardization and availability of validated methods with fast turnaround time. Our research studies use different technologies for the detection of MSA. When compared to traditional technologies, we gain a unique understanding about potential avenues for product development in the area of myositis. We expect to launch our first Myositis offering in 2027.
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
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we have in the past held claims in the first quarter of the fiscal year, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the same period. The trend subsequently reversed in the three months ended June 30, 2026 as we collected cash on billed tests.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through June 30, 2026, we have delivered over one million of these tests. During the three months ended June 30, 2026, the number of AVISE® CTD tests delivered increased by approximately 11% over the same period in 2025. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers and on the success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, which we added to our AVISE® CTD tests in 2025.
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
Our ability to increase our revenue may depend, in part, on our ability to increase our reimbursement and collection rates (ASP) for tests delivered and further penetrate the market for our current and future testing products.
In April 2022, we were granted a Proprietary Laboratory Analyses code (PLA code) for our protein-based test, AVISE® Lupus, which is offered standalone or as part of our AVISE® CTD test. Noridian Healthcare Solutions (Noridian), our Medicare Administrative Contractor (MAC), has set the current pricing for this PLA code at $840.65 per test (the list price for AVISE® Lupus is $1,787.22). CMS will align local MAC pricing with national payment rates for the PLA code on the 2026 Clinical Laboratory Fee Schedule through their annual payment determination process to provide a standardized, nationally determined payment rate. The process for obtaining and maintaining consistent reimbursement for new tests can be uncertain, lengthy and time consuming. A pricing determination is not synonymous with a coverage determination. Having a price associated with the PLA code for any particular test does not secure coverage or reimbursement for that PLA code from Medicare or any other third-party payor.
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
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the fiscal year ended December 31, 2025, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the three months ended June 30, 2026 improved by approximately 11% as compared to the number of AVISE® CTD tests delivered during the three months ended June 30, 2025 due to continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion. Additionally, the trailing-twelve-month ASP of our AVISE® CTD tests increased by approximately 4% during the three months ended June 30, 2026 compared to the same period in 2025.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$19,941	$17,202	$2,739
Cost of revenue	7,724	6,807	917
Gross profit	12,217	10,395	1,822
Operating expenses:
Selling, general and administrative expenses	12,513	11,542	971
Research and development expenses	1,426	1,483	(57)
Total operating expenses	13,939	13,025	914
Loss from operations	(1,722)	(2,630)	908
Interest expense	(1,201)	(1,124)	(77)
Loss on extinguishment of debt	—	(295)	295
Change in fair value of warrant liability	(426)	(438)	12
Other income (expense), net	153	85	68
Loss before income taxes	(3,196)	(4,402)	1,206
Income tax expense	—	(37)	37
Net loss	$(3,196)	$(4,439)	$1,243
Revenue

Revenue increased $2.7 million, or 15.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increases in test volume and expansion of our AVISE® CTD. The number of AVISE® CTD tests delivered in the three months ended June 30, 2026 increased by approximately 11% compared to the same period in 2025. Our AVISE® CTD trailing twelve-month ASP increased by 4% or $18 per test to $446 per test in the second quarter of 2026 from $428 per test in the second quarter of 2025. In addition, our pharma services revenue increased by approximately $0.7 million, to $1.0 million in the second quarter of 2026 from $0.3 million in the second quarter of 2025.
Cost of Revenue
Cost of revenue increased $0.9 million, or 13.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to increases of $0.3 million in the cost of materials and supplies, $0.2 million in depreciation and amortization, $0.2 million in employee-related expenses (including salaries, benefits and stock-based compensation), and $0.3 million in other expenses, partially offset by a decrease of $0.1 million in royalty expenses.
Gross Margin
Gross margin as a percentage of revenue increased to 61.3% for the three months ended June 30, 2026 compared to 60.4% for the three months ended June 30, 2025, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.0 million, or 8.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to increases of $1.0 million in employee-related expenses (including salaries, benefits, commissions, bonuses and stock-based compensation), $0.3 million in outside services, and $0.2 million in facilities-related expenses, partially offset by a decrease of $0.5 million in other expenses.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but expect our selling, general and administrative expenses to decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses decreased $0.1 million, or 3.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to decreases of $0.1 million in facilities related expenses, $0.1 million in clinical trial expenses, and $0.1 million in outside services, partially offset by a $0.2 million increase in employee-related expenses (including salaries, benefits, bonuses and stock-based compensation).
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but expect our research and development expenses to decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense increased by $0.1 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025 and the embedded finance lease related to a supply agreement, as amended, with one of our suppliers for certain reagents. We expect to continue to incur this interest expense under the Perceptive Term Loan Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue	$37,247	$32,700	$4,547
Cost of revenue	14,825	13,182	1,643
Gross profit	22,422	19,518	2,904
Operating expenses:
Selling, general and administrative expenses	24,579	22,746	1,833
Research and development expenses	2,979	2,767	212
Total operating expenses	27,558	25,513	2,045
Loss from operations	(5,136)	(5,995)	859
Interest expense	(2,468)	(1,669)	(799)
Loss on extinguishment of debt	—	(295)	295
Change in fair value of warrant liability	456	(438)	894
Other income (expense), net	21	243	(222)
Loss before income taxes	(7,127)	(8,154)	1,027
Income tax expense	(36)	(37)	1
Net loss	$(7,163)	$(8,191)	$1,028
Revenue
Revenue increased $4.5 million, or 13.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to increases in test volume and expansion of our AVISE® CTD. The number of AVISE® CTD tests delivered in the six months ended June 30, 2026 increased by approximately 11% compared to the same period in 2025. Our AVISE® CTD trailing twelve-month ASP increased by 4% or $18 per test to $446 per test in the second quarter of 2026 from $428 per test in the second quarter of 2025. In addition, our pharma services revenue increased by approximately $0.9 million, to $1.3 million in the six months ended June 30, 2026 from $0.4 million in the six months ended June 30, 2025.
Cost of Revenue
Cost of revenue increased $1.6 million, or 12.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to increases of $0.9 million in materials and supplies, $0.4 million in depreciation and amortization, and $0.4 million in other expenses, partially offset by a decrease of $0.1 million in royalty expenses.
Gross Margin
Gross margin as a percentage of revenue increased slightly to 60.2% for the six months ended June 30, 2026 compared to 59.7% for the six months ended June 30, 2025, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million, or 8.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to increases of $1.8 million in employee-related expenses (including salaries, benefits, commissions, bonuses and stock-based compensation), $0.4 million in outside services and $0.2 million in facilities-related expenses, partially offset by a decrease of $0.6 million in other expenses.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near-term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but expect our selling, general and administrative expenses to decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.2 million, or 7.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $0.4 million in employee-related expenses (including salaries, benefits and stock-based compensation), partially offset by decreases of $0.1 million in facilities-related expenses and $0.1 million in outside services expenses.
We expect that our research and development expenses may increase moderately in absolute dollars in the near-term as we execute on additional pipeline initiatives, but expect our research and development expenses to decrease year-over-year as a percentage of revenue.
Interest Expense
Interest expense increased by $0.8 million, including an increase of $0.3 million in non-cash interest expense, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability increased by $0.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the Credit Agreement executed in April 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a $0.3 million net loss on debt modification related to the First Amendment executed in March 2026, partially offset by an increase of $0.1 million in interest income.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the six months ended June 30, 2026 and 2025, we incurred a net loss of $7.2 million and $8.2 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of June 30, 2026, we had an accumulated deficit of $321.4 million and cash and cash equivalents of $24.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash. A total of an additional $40.0 million is available at our option under the Perceptive Term Loan Facility as amended in March 2026 should we attain specified revenue levels and satisfy other conditions. Consistent with historical practice, we held claims in the quarter ended March 31, 2026, which resulted in increases in our accounts receivable and an accelerated decrease in our cash and cash equivalents in the quarter ended March 31, 2026 and a reversal of that trend occurred in the quarter ended June 30, 2026 and is expected to continue in the remaining two quarters of the fiscal year ending December 31, 2026.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under term loan facilities.
Our obligations under the Perceptive Term Loan Facility are secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we issued the Warrant Certificate to Perceptive. The Warrant Certificate has a ten-year term from the applicable issuance date and includes protection for certain dilutive issuances and registration rights provisions. The Perceptive Term Loan Facility includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Perceptive Term Loan Facility also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of June 30, 2026, we were in compliance with all covenants of the Perceptive Term Loan Facility.
On November 17, 2023, we filed the Shelf Registration Statement covering the offering, from time to time, of up to $150.0 million shares of our common stock, preferred stock, debt securities, warrants and units, of which $126.2 million remained available for sale at June 30, 2026.
On September 15, 2022, we entered into the Amended Sales Agreement with TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50.0 million. We are not obligated to sell any shares of our common stock under the Amended Sales Agreement. As of December 31, 2025, we have sold 360,554 shares of common stock under the Amended Sales Agreement at an average per share price of $9.82, for gross proceeds of approximately $3.5 million and net proceeds of approximately $3.4 million after deducting $0.1 million in commissions paid to TD Cowen and other offering expenses payable by us. During the six months ended June 30, 2026, we did not sell any shares of our common stock pursuant to the Amended Sales Agreement.
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. In the short-term, we expect increases in cost of revenue as a result of costs associated with the addition of the T-Cell Biomarkers and RA Sub-Profile Biomarkers to our AVISE® CTD test in 2025. We also anticipate increases in our selling, general and administrative expenses due to increased headcount. We expect research and development expenses to remain relatively consistent in the short-term. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$(6,429)	$(13,556)
Investing activities	(771)	(316)
Financing activities	(432)	21,869
Net change in cash, cash equivalents and restricted cash	$(7,632)	$7,997
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $6.4 million, primarily resulting from (i) our net loss of $7.2 million adjusted for non-cash charges of $3.9 million primarily related to change in fair value of warrant liability, stock-based compensation, depreciation and amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $3.2 million primarily related to net increases in accounts receivable, prepaid expenses and other current assets, and net decreases in accrued and other current liabilities and operating lease liabilities, partially offset by net increases in deferred revenue and accounts payable, and net decreases in other assets.

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
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0.8 million and $0.3 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $0.4 million, primarily resulting from payments on finance lease and notes payable obligations, partially offset by proceeds from ESPP purchases.
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
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2025 Annual Report. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our 2025 Annual Report.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Lease Agreement
On July 6, 2026, we entered into a new lease with LOA 26 LP for approximately 28,000 square feet of office space located at 2175 Salk Avenue, Carlsbad, CA (the “Lease Agreement”). The commencement date of the lease is May 1, 2027 (the “Term Commencement Date”), and the lease will expire 39 full calendar months after the Term Commencement Date in July 2030 (the “Initial Term”), unless terminated earlier in accordance with the Lease Agreement. Pursuant to the Lease Agreement, the annual rent will be approximately $0.6 million with annual increases of 3% during the Initial Term. We will also be responsible for the payment of additional rent to cover our proportionate share of the annual operating and tax expenses for the building. We have the option to extend the term for one additional three-year period, which is exercisable by written notice delivered not less than 9 months and not more than 12 months prior to the expiration of the Initial Term. The foregoing description of the Lease Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
4.5	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
10.1†	Lease by and between LOA 26 LP, a Delaware limited partnership, by and through View 26 LLC, its General Partner and the Company					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.					X

*     Furnished herewith. This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†    Certain portions of this exhibit that are not material have been redacted pursuant to Item 601(b)(10)(iv) of
Regulation S-K. A copy of the unredacted exhibit will be furnished to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXAGEN INC.

Date: August 4, 2026	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)