Form 10-Q
period 2026-09-30
EXAGEN INC.
filed 2026-11-10
CIK 1274737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock outstanding as of the close of business on November 3, 2026 was 25,513,497.

Part I. Financial Information
Item 1. Financial Statements
Exagen Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$28,092	$32,220
Accounts receivable, net	11,481	10,855
Prepaid expenses and other current assets	5,759	5,818
Total current assets	45,332	48,893
Property and equipment, net	6,058	6,938
Operating lease right-of-use assets	3,356	1,435
Other assets	607	756
Total assets	$55,353	$58,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,747	$4,153
Accrued and other current liabilities	5,570	6,327
Deferred revenue	1,398	675
Finance lease liabilities, current	1,062	1,135
Operating lease liabilities, current	870	1,226
Borrowings, current	453	643
Total current liabilities	13,100	14,159
Borrowings, non-current, net of discounts and debt issuance costs	22,359	22,264
Finance lease liabilities, non-current	1,439	1,960
Operating lease liabilities, non-current	2,578	438
Warrant liability	2,102	1,752
Total liabilities	41,578	40,573
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 25,420,340 and 22,911,575 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	25	23
Additional paid-in capital	341,531	331,708
Accumulated deficit	(327,781)	(314,282)
Total stockholders' equity	13,775	17,449
Total liabilities and stockholders' equity	$55,353	$58,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Exagen Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$18,417	$17,244	$55,664	$49,944
Cost of revenue	7,581	7,169	22,406	20,351
Gross profit	10,836	10,075	33,258	29,593
Operating expenses:
Selling, general and administrative expenses	12,834	11,445	37,413	34,191
Research and development expenses	1,823	1,730	4,802	4,497
In-process research and development expenses	587	—	587	—
Total operating expenses	15,244	13,175	42,802	38,688
Loss from operations	(4,408)	(3,100)	(9,544)	(9,095)
Interest expense	(1,201)	(1,319)	(3,669)	(2,988)
Loss on extinguishment of debt	—	—	—	(295)
Change in fair value of warrant liability	(909)	(2,670)	(453)	(3,108)
Other income (expense), net	181	3	202	246
Loss before income taxes	(6,337)	(7,086)	(13,464)	(15,240)
Income tax (expense) benefit	1	(1)	(35)	(38)
Net loss	$(6,336)	$(7,087)	$(13,499)	$(15,278)
Net loss per share, basic and diluted	$(0.25)	$(0.31)	$(0.56)	$(0.73)
Weighted-average number of shares used to compute net loss per share, basic and diluted	24,849,797	22,940,412	24,294,839	20,878,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Exagen Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	22,911,575	$23	$331,708	$(314,282)	$17,449
Issuance of stock from cashless warrant exercises	804,788	1	(1)	—	—
Issuance of stock from vested restricted stock units	275,671	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	96,023	—	295	—	295
Stock-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,967)	(3,967)
Balances as of March 31, 2026	24,088,057	24	332,657	(318,249)	14,432
Issuance of stock from vested restricted stock units	105,044	—	—	—	—
Stock-based compensation	—	—	980	—	980
Net loss	—	—	—	(3,196)	(3,196)
Balances as of June 30, 2026	24,193,101	24	333,637	(321,445)	12,216
Issuance of stock under ATM, net of issuance costs of $235	1,010,965	1	6,416	—	6,417
Issuance of stock from vested restricted stock units	137,026	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	79,248	—	239	—	239
Stock-based compensation	—	—	1,239	—	1,239
Net loss	—	—	—	(6,336)	(6,336)
Balances as of September 30, 2026	25,420,340	$25	$341,531	$(327,781)	$13,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Exagen Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Exagen Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(13,499)	$(15,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,877	1,518
Amortization of debt discount and debt issuance costs	420	247
Amortization of loan commitment fees	1,019	461
Change in fair value of warrant liability	453	3,108
Loss on extinguishment of debt	—	295
Non-cash operating lease expense	690	717
Stock-based compensation	2,874	1,453
Other	(17)	147
Changes in assets and liabilities:
Accounts receivable, net	(626)	(3,257)
Prepaid expenses and other current assets	(961)	1,358
Other assets	149	494
Operating lease liabilities	(828)	(808)
Accounts payable	(439)	(545)
Deferred revenue	723	(92)
Accrued and other current liabilities	(839)	(430)
Net cash used in operating activities	(9,004)	(10,612)
Cash flows from investing activities:
Purchases of property and equipment	(967)	(597)
Proceeds from disposal of property and equipment	—	6
Net cash used in investing activities	(967)	(591)
Cash flows from financing activities:
Proceeds from common stock issued, net of issuance costs	—	18,627
Proceeds from common stock issued under ATM, net of issuance costs	6,417	3,436
Proceeds from common stock issued under Employee Stock Purchase Plan	534	398
Principal payments on finance lease obligations	(593)	(313)
Principal payments on notes payable obligations	(515)	(427)
Proceeds from issuance of debt and warrants, net of discounts	—	23,672
Payment to extinguish debt	—	(19,705)
Payment of debt issuance costs	—	(869)
Net cash provided by financing activities	5,843	24,819
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,128)	13,616
Cash, cash equivalents and restricted cash, beginning of period	32,420	22,236
Cash, cash equivalents and restricted cash, end of period	$28,292	$35,852
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,567	$2,107
Supplemental disclosure of non-cash items:
Unpaid equipment settled under financing arrangement	$—	$682
Right-of-use assets obtained in exchange for lease liabilities	$2,612	$3,231
Recognition of warrant liability	$—	$3,525
Unpaid financing costs included in accounts payable and accrued liabilities	$—	$39
Costs incurred, but not paid, in connection with capital expenditures	$57	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Exagen Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1. Organization
Description of Business
Exagen Inc., together with its consolidated subsidiary (collectively, the Company) is a medical technology company primarily focused on the design, development and commercialization of a next-generation portfolio of testing products under the AVISE® brand, which allow for the differential diagnosis, prognosis and monitoring of complex rheumatic, autoimmune and autoimmune-related disease including, among others, systemic lupus erythematosus (SLE) and rheumatoid arthritis (RA).
Liquidity
The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses in future periods. As of September 30, 2026, the Company had cash and cash equivalents of $28.1 million and had an accumulated deficit of $327.8 million. Since inception, the Company has financed its operations primarily through a combination of equity financings, debt financing arrangements, and revenue from sales of the Company's products. Based on the Company's current business plan, management believes that its existing capital resources will be sufficient to fund the Company's obligations for at least twelve months following the issuance of these condensed consolidated financial statements. Consistent with historical practice, the Company held claims in the three months ended March 31, 2026, which resulted in increases in its accounts receivable and an accelerated decrease in its cash and cash equivalents in the three months ended March 31, 2026, and a reversal of that trend occurred during the second and third quarters of 2026 that is expected to continue in the remaining quarter of the fiscal year ending December 31, 2026.
To execute its business plans, the Company may need or choose to seek or obtain additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can achieve significant cash flows from operations, if ever, it may need to finance its operations through the sale of its common stock, debt financings or other strategic transactions. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. Although management believes the Company's existing capital resources are adequate to fund operations for the next twelve months from the issuance of these condensed consolidated financial statements, if the Company is unable to obtain additional funding in the future, the Company could be forced to delay, reduce or eliminate some or all of its programs, product portfolio expansion plans or commercialization efforts, which could have a material adverse effect on the Company's business, operating results and financial condition and the Company's ability to achieve its intended business objectives.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The unaudited condensed consolidated financial statements include the accounts of Exagen Inc. and its wholly-owned subsidiary, formed as an Israeli private limited liability company in August 2026.
The accompanying unaudited interim condensed consolidated balance sheets as of September 30, 2026, condensed consolidated statements of operations and stockholders' equity for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025 and the related footnote disclosures are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the 2025 Annual Report). In management's opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements included in the 2025 Annual Report and include all normal adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2026 and its results of operations for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain reclassifications have been made to prior period amounts to conform to the current presentation.
The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to revenue recognition, stock-based compensation, the fair value of the warrant liability, the estimated incremental borrowing rate for the determination of the Company's operating and finance lease right-of-use (ROU) assets, and the recoverability of its long-lived assets and net deferred tax assets (and related valuation allowance). The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Exagen Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Transactions
The functional currency for the Company’s wholly-owned foreign subsidiary is the United States dollar. All foreign currency transaction gains and losses are recognized in the condensed consolidated statements of operations.
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

Significant payors and customers are those which represent more than 10% of the Company's total revenue or accounts receivable balance at each respective balance sheet date. For each significant payor and customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	26%	24%	25%	23%
Customer B	12%	21%	17%	19%
Customer C	10%	*	*	10%
Customer D	10%	*	*	*

	Accounts Receivable, Net
	September 30, 2026	December 31, 2025
Customer A	10%	23%
Customer B	31%	19%
Customer C	*	14%

*	Less than 10%.
For the three months ended September 30, 2026 and 2025, approximately 89% and 87%, respectively, of the Company's revenue was related to the AVISE® CTD test. Revenue related to AVISE® CTD test for the nine months ended September 30, 2026 and 2025 was approximately 90% and 89%, respectively.
The Company is dependent on key suppliers for certain laboratory materials, consisting primarily of reagents and biomarkers used in our diagnostic tests. For the three months ended September 30, 2026 and 2025 approximately 99% and 97%, respectively, of the Company's diagnostic testing supplies were purchased from three suppliers. For the nine months ended September 30, 2026 and 2025 approximately 97% and 95%, respectively, of the Company's diagnostic testing supplies were purchased from three suppliers. An interruption in the supply of these materials would impact the Company's ability to perform testing services.
Disaggregation of Revenue
The following table includes the Company's revenues as disaggregated by payor and customer category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Commercial	$9,734	$9,454	$29,562	$27,025
Government	4,905	3,988	14,392	11,621
Client direct bill(1)	3,661	3,733	11,386	11,100
Other(2)	117	69	324	198
Total revenue	$18,417	$17,244	$55,664	$49,944
(1)Includes hospitals, other laboratories, etc.
(2)Includes patient self-pay.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a remaining maturity date of three months or less upon acquisition to be cash equivalents. These investments are stated at cost, which approximates fair value.
The Company has an arrangement with a financial institution with which it has an existing banking relationship, whereby in exchange for the issuance of corporate credit cards, the Company agreed to obtain a certificate of deposit with this financial institution in the amount of $0.2 million as collateral for the balances borrowed on these cards (the Credit Card Program). The Company has classified the value of this certificate of deposit (including all interest earned thereon) within other assets in the accompanying consolidated balance sheets. The Company has the right to terminate the Credit Card Program at any time. Upon termination of the Credit Card Program and repayment of all outstanding balances owed, the Company may redeem the certificate of deposit (and all interest earned thereon).
Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statements of cash flows consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$28,092	$32,220
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$28,292	$32,420
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
Payors are generally billed at the Company's list price, unless a separate pricing contract is in place. Net revenues recognized consist of amounts billed net of allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payors. The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience, insurance reimbursement policies and other factors, to estimate allowances and implicit price concessions. Adjustments are recorded in the current period as changes in estimates occur. Further adjustments to the allowances, based on actual receipts, are recorded upon settlement. Included in revenues for the three months ended September 30, 2026 and 2025 were net revenue increases of $0.8 million and $0.4 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the nine months ended September 30, 2026 and 2025 were net revenue increases of $3.0 million and $1.0 million, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. The transaction price is estimated using an expected value method on a portfolio basis.
Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company's portfolios are grouped per payor (i.e. each individual commercial payor, Medicare, Medicaid, client payors, patient self-pay, etc.) and per test. Consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Additionally, from time to time, the Company may issue refunds to payors for overpayments or amounts billed in error. Any refunds are accounted for as reductions in revenues in the condensed consolidated statements of operations as an element of variable consideration. The estimated expected refunds are accrued as a liability on the Company’s condensed consolidated balance sheets.
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
Amounts received prior to satisfying the above revenue recognition criteria are recognized as deferred revenue until all applicable revenue recognition criteria are met. Deferred revenue represents the portion of payments received that have not been earned. Throughout the year ended December 31, 2025, the Company entered into various work orders to perform diagnostic testing services, including identifying and evaluating biomarkers. The Company received nonrefundable, upfront payments for these services. The Company had deferred revenue related to these contracts of $1.4 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company recognized revenue of $0.6 million out of the beginning deferred revenue balance during each of the nine months ended September 30, 2026 and 2025. The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts within one year or less.
Accounts Receivable and Allowance for Credit Losses
The Company accrues an allowance for credit losses against its accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of the financial condition of the Company's customers and generally does not require collateral. The allowance for credit losses was zero as of September 30, 2026 and December 31, 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses. Accounts receivable was $11.5 million and $10.9 million at September 30, 2026 and December 31, 2025, respectively.
Loan Commitment Fees
Loan commitment fees are generally included as a reduction of the proceeds from the outstanding debt. If there were no borrowings drawn on the related credit facility, the loan commitment fees are classified as assets until the related debt is drawn. The Company’s loan commitment fee is comprised of an upfront cash payment and a contingent obligation to issue future warrants to Perceptive Credit Holdings IV, LP (Perceptive) in connection with the Credit Agreement and Guaranty, dated April 25, 2025 (Credit Agreement). The Company recorded $0.3 million in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2026. As the Company is not reasonably certain it will draw on the future debt tranches, the loan commitment fees are amortized ratably into interest expense over the outstanding draw periods. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.6 million, respectively, in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, in non-cash interest expense related to the amortization of the loan commitment fees within the Company's condensed consolidated statements of operations. During the nine months ended September 30, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed consolidated statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan (as defined below), which was terminated pursuant to the First Amendment (as defined below). See “Note 4. Borrowings—Perceptive Term Loan Facility” for more information.

Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further analysis is required to determine whether the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development (IPR&D) on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred. Contingent payments payable in cash are recognized when the contingency is resolved and the consideration is paid or becomes payable.
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
Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. The weighted-average number of shares used to compute basic and diluted shares includes shares issuable upon the exercise of pre-funded warrants at a nominal price. Potentially dilutive common stock equivalents are comprised of warrants for the purchase of common stock, stock options, RSUs and PSUs outstanding under the Company's 2019 Incentive Award Plan (the 2019 Plan) and shares of the Company's common stock pursuant to the ESPP. For each of the three and nine months ended September 30, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30, 2026	September 30, 2025
Warrants to purchase common stock	—	580,339
Common stock options	904,506	526,889
Restricted stock units	1,849,306	1,764,912
Performance stock units	800,000	—
Employee stock purchase plan	11,192	8,219
Total	3,565,004	2,880,359
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, Accounting Standards Updates (ASU) not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). This update requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company determined that the adoption of this standard will not have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The Company adopted this standard in 2026 and determined that it did not have a material impact on the Company's consolidated financial statements.
Note 3. Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Diagnostic testing supplies	$4,068	$3,296
Prepaid maintenance and insurance contracts	1,328	1,302
Loan commitment fees	326	1,182
Other prepaid expenses and other current assets	37	38
Prepaid expenses and other current assets	$5,759	$5,818

Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Furniture and fixtures	$121	$121
Laboratory equipment	5,602	4,530
Computer equipment and software	2,457	2,121
Leasehold improvements	3,382	3,308
Finance lease right-of-use assets	3,061	3,708
Construction in progress	446	294
Total property and equipment	15,069	14,082
Less: accumulated depreciation and amortization	(9,011)	(7,144)
Property and equipment, net	$6,058	$6,938
Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was approximately $0.7 million and $0.6 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was approximately $1.9 million and $1.5 million, respectively. At each of September 30, 2026 and December 31, 2025, the gross book value of assets under finance leases was $3.7 million.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$4,359	$5,411
Other accrued liabilities	1,211	916
Accrued and other current liabilities	$5,570	$6,327

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
In October 2026 and November 2026, the Company and Perceptive entered into a second amendment to the Credit Agreement (the Second Amendment) and a third amendment to the Credit Agreement (the Third Amendment), respectively. These amendments, among other changes, extended the availability of the Tranche B Loan to November 15, 2026, reduced the borrowing amount of the Tranche B Loan from $10.0 million to $5.0 million, and revised certain financial covenant thresholds. See "Note 10. Subsequent Events" for more details.

As amended, the Perceptive Term Loan Facility allows the Company to draw up to an aggregate additional principal amount of $35.0 million in two tranches, subject to specified milestone and revenue requirements. The First Amendment, Second Amendment, and Third Amendment did not change the stated maturity of the existing Term Loans and reaffirmed the existing liens and guarantees securing the Perceptive Term Loan Facility.
The Perceptive Term Loan Facility matures on April 25, 2030, and includes an interest-only period through maturity, with all outstanding principal and accrued interest due on the maturity date.
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the greater of (i) Term Secured Overnight Financing Rate (SOFR) or (ii) 4.75%, plus a margin of 7.0% (the Applicable Margin), or 11.75% as of September 30, 2026, payable monthly in arrears. Upon the occurrence and during the continuance of an event of default, the Applicable Margin may be increased by 4.0% at Perceptive’s election. The Company may prepay the Term Loans at any time, subject to prepayment premiums ranging from 2.0% to 10.0% of the principal amount, depending on the date of prepayment.
The Credit Agreement is secured by a first-priority lien on substantially all of the Company’s existing and future assets and includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Credit Agreement also requires that the Company maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis. As of September 30, 2026, the Company was in compliance with all covenants required under the Credit Agreement.
In addition, on April 25, 2025, as consideration for the Credit Agreement, the Company issued to Perceptive a warrant certificate to purchase up to 1,150,000 shares (the Warrant Shares) of common stock (the Warrant Certificate), 400,000 of which vested and became exercisable on the date of issuance (Tranche A Warrant Shares), and warrants to purchase up to 750,000 shares of the Company's common stock were subject to vest and would become exercisable if and when the additional debt tranches were drawn by the Company. The Warrant Certificate was originally issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. In satisfaction of the registration rights, the Company filed a registration statement on Form S-3 (File No. 333-288199) with the SEC on June 30, 2025, and declared effective on July 2, 2025, covering the resale of the Warrant Shares. As a result of the First Amendment, the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate was reduced from up to 750,000 shares of common stock to up to 600,000 shares of common stock that may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company. The Third Amendment subsequently further reduced the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate from up to 600,000 shares of common stock to up to 525,000 shares of common stock that may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company.
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
During the nine months ended September 30, 2026, the Company recognized a loss of $0.4 million within other income (expense), net on the condensed consolidated statements of operations as a result of accelerating the amortization of the loan commitment fees asset recorded in connection with the Tranche C Loan.

For the three months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $1.2 million of interest expense, respectively, including $0.1 million of debt discount amortization in connection with the Perceptive Term Loan Facility. For the nine months ended September 30, 2026 and 2025, the Company recognized $3.3 million and $2.0 million of interest expense, respectively, including $0.4 million and $0.2 million for debt discount amortization in connection with the Perceptive Term Loan Facility, respectively. The effective interest rate was 16.2% per annum. As of September 30, 2026, the Perceptive Term Loan Facility had a carrying value of $22.1 million, classified within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed consolidated balance sheets.
2017 Term Loan
In September 2017, the Company executed a term loan agreement (the 2017 Term Loan) with Innovatus, as amended (the Amended Loan Agreement), pursuant to which the Company borrowed $25.0 million. On April 25, 2025, the Company fully repaid all $19.7 million in outstanding indebtedness owed to Innovatus pursuant to its Amended Loan Agreement and terminated the agreement.
Equipment Notes Payable
From time to time, the Company purchases laboratory and office equipment, and furniture and fixtures under financing arrangements with third parties. At September 30, 2026, the total liability balance related to the financed property and equipment was $0.7 million, with $0.5 million classified within borrowings, current and $0.2 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed consolidated balance sheets. At December 31, 2025, the total liability balance related to the financed property and equipment was $1.2 million, with $0.6 million classified within borrowings, current and $0.6 million within borrowings, non-current, net of discounts and debt issuance costs in the accompanying condensed consolidated balance sheets. The financed property and equipment is subject to effective interest rates between 5.28% and 10.50%, and will mature between October 1, 2026 and April 1, 2028.
Future Minimum Payments on the Outstanding Borrowings
As of September 30, 2026, future minimum aggregate payments, including interest, for outstanding borrowings for each of the years ending December 31 were as follows (in thousands):

2026 (remaining)	$896
2027	3,450
2028	3,117
2029	2,978
2030	25,930
Total	36,371
Less:
Unamortized debt discount and issuance costs	(2,884)
Interest	(10,675)
Total borrowings, net of discounts and debt issuance costs	22,812
Less: Borrowings, current	(453)
Borrowings, non-current, net of discounts and debt issuance costs	$22,359
Note 5. Commitments and Contingencies
Licensing Agreements
The Company has licensed technology for use in its diagnostic tests. In addition to the milestone payments required by these agreements, individual license agreements may provide for ongoing royalty payments, generally less than 1% on net sales of products which incorporate licensed technology, as defined in such agreements. Royalties are accrued when incurred and recorded in cost of revenue in the accompanying condensed consolidated statements of operations.

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
The Company accounts for the Amended Supply Agreement as an embedded finance lease for the equipment provided, with the reagents as a non-lease component accounted for separately. The minimum purchase commitments for the reagents represent in-substance fixed contract consideration and are recorded based on the relative fair value of the equipment of $3.1 million as a ROU asset and related lease liability. As of September 30, 2026, the Company had a finance lease ROU asset of $2.3 million and lease liabilities of $2.3 million on the Company's balance sheets related to the embedded finance lease. For the three and nine months ended September 30, 2026, the Company recorded interest expense of $0.1 million and $0.3 million, respectively, related to this embedded finance lease on the Company's condensed consolidated statements of operations.
Operating Leases
In June 2026, the Company amended its lease for office and laboratory space in Vista, California to extend the term by an additional 39 months through July 2030. As a result of the lease modification, the Company remeasured the lease liability and recorded an increase of approximately $1.0 million to both operating lease liabilities and operating lease ROU assets on the Company's condensed consolidated balance sheets.
In July 2026, the Company entered into a new lease agreement for the approximately 28,000 square feet of office space in Carlsbad, CA that is currently being subleased by the Company through April 2027. The new lease commences in May 2027 and expires in July 2030, and includes an option to extend the term for an additional three years. Pursuant to the lease agreement, the annual rent will be approximately $0.6 million with annual increases of 3% during the initial term. The Company will also be responsible for the payment of additional rent to cover its proportionate share of the annual operating and tax expenses for the building. Since the Company retains control over the premises for the remainder of the sublease term, this was deemed a lease modification. The Company remeasured the operating lease liability and recorded an increase of approximately $1.6 million to both the operating lease liabilities and operating lease ROU assets on the Company's condensed consolidated balance sheets.
As of September 30, 2026, the current and non-current operating lease liabilities were $0.9 million and $2.6 million, respectively.
Costs associated with the Company's operating leases were included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$263	$287	$843	$861
Variable lease cost	61	41	148	144
Total lease cost	$324	$328	$991	$1,005
As of September 30, 2026, the weighted average remaining operating lease term was 3.8 years and the weighted average incremental borrowing rate used to determine operating lease liabilities was 9.4%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million for each of the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the future minimum lease payments for the Company’s operating leases were as follows (in thousands):

Operating Leases
2026 (remaining)	$334
2027	1,062
2028	1,027
2029	1,060
2030	634
Total minimum lease payments	4,117
Less: imputed interest	(669)
Total lease liabilities	3,448
Less: current portion	(870)
Lease obligations, net of current portion	$2,578
Asset Acquisition
On July 16, 2026 (the Closing Date), the Company acquired certain assets including the rights to technology, software, source code, know-how and patents comprising an AI-enabled rheumatology practice workflow-optimization software platform pursuant to an Asset Purchase Agreement. No liabilities were assumed by the Company pursuant to the transaction and no employees transferred with the acquisition. Under the terms of the agreement, the Company acquired the assets for total consideration of $0.4 million consisting of an upfront cash payment of $0.3 million and an additional cash payment of $0.1 million is due on the one year anniversary of the Closing Date. The Company incurred $0.2 million of transaction costs.
The transaction was accounted for as an asset acquisition since substantially all of the fair value of the gross assets were related to IPR&D activities that did not include a substantive process or an alternative future use as of the acquisition date. The Company fully expensed the IPR&D and recognized $0.6 million within the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. Subsequent to the Closing Date, the Company formed a wholly-owned Israeli subsidiary to conduct business activities related to the acquired platform.
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

Note 6. Fair Value Measurements
The carrying values of the Company's cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities are determined to be a Level 1 measurement. The carrying values of these items approximate their fair values due to their short-term nature. The estimated fair value of the Company's long-term borrowings is determined by Level 2 inputs. As of September 30, 2026, the Perceptive Term Loan Facility had a carrying value of $22.1 million and a fair value of $22.7 million. As of December 31, 2025, the Perceptive Term Loan Facility had a carrying value of $21.7 million and a fair value of $22.6 million. The estimated fair value of the Perceptive Term Loan Facility was determined based on a discounted cash flow approach using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. The aggregate carrying value of the Company's other long-term borrowings as of September 30, 2026 and December 31, 2025 was $0.7 million and $1.2 million, respectively, and approximated its fair value.
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
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,102	$—	$—	$2,102

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,752	$—	$—	$1,752
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

The assumptions used in the BSM option pricing model to determine the fair value of the warrant liability were as follows:

	September 30, 2026	December 31, 2025
Fair value of underlying common stock	$8.13	$6.08
Exercise price	$8.13 - $9.15	$6.08 - $6.84
Risk-free interest rate	5.2%	4.2%
Expected volatility	85.7%	85.6%
Expected term (in years)	10.0	10.0
Expected dividend yield	—%	—%

The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches as well as the likelihood that the Company will exercise the right to draw one or more future debt tranches. The Company assessed these factors at inception and as of September 30, 2026 and applied a weighted-average probability of approximately 50% as of September 30, 2026 in the measurement of fair value, given current and forecasted capital needs. Significant increases or decreases in the probability assessment in future periods may increase or decrease the fair value estimate of the warrant liability, respectively. The interrelationship between these inputs is insignificant.

The Tranche A Warrant Shares were fully exercised on November 11, 2025 and the fair value was remeasured as of the exercise date and reclassified to stockholders' equity.

In March 2026, the Company entered into the First Amendment which, among other changes, terminated the Tranche C Loan and reduced the number of shares of common stock subject to future vesting pursuant to the Warrant Certificate by 150,000 shares of common stock (the Tranche C Warrant Shares). The fair value of the Tranche C Warrant Shares was remeasured immediately prior to the First Amendment date and the Company recognized a $0.1 million gain within other income (expense), net on the Company's condensed consolidated statements of operations, in connection with the reduction in the shares that may become exercisable pursuant to the Warrant Certificate.

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$1,752
Change in fair value of warrant liability	453
Termination of Tranche C Warrant Shares	(103)
Balance at September 30, 2026	$2,102
Note 7. Stockholders' Equity
Common Stock
Shelf Registration Statement
On November 17, 2023, the Company filed a registration statement on Form S-3, as amended (the 2023 Shelf Registration Statement), covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units. The 2023 Shelf Registration Statement became effective on November 29, 2023, and $119.6 million remained available for sale as of September 30, 2026. The 2023 Shelf Registration Statement will expire on November 29, 2026.

On November 10, 2026, the Company filed a new registration statement on Form S-3 (the 2026 Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million of the Company's common stock, preferred stock, debt securities, warrants and units.
At The Market Sales Agreement
On September 15, 2022, the Company entered into the Sales Agreement, as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the 2022 Sales Agreement), with TD Securities (USA) LLC (TD Cowen), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The Company is not obligated to sell any shares of the Company's common stock in the offering. During the three months ended September 30, 2026, the Company sold 1,010,965 shares of its common stock under the 2022 Sales Agreement at a weighted-average price per share of $6.58, for gross proceeds of approximately $6.7 million and net proceeds of approximately $6.4 million after deducting commissions paid to TD Cowen and other offering expenses payable by the Company.
On November 9, 2026, the Company entered into a new sales agreement (the 2026 Sales Agreement) with TD Cowen as sales agent pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The 2026 Sales Agreement superseded the 2022 Sales Agreement. The Company is not obligated to sell any shares of the Company's common stock in the offering and the Company may not sell any shares of the Company’s common stock in the offering prior to the effectiveness of the 2026 Shelf Registration Statement. See "Note 10. Subsequent Events" for details.
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
Warrants
As of September 30, 2026, the Company did not have any outstanding equity classified warrants to purchase common stock of the Company.
In connection with the Perceptive Term Loan Facility, the Company may issue warrants for the purchase of up to an additional 600,000 shares of the Company’s common stock if and when the Company satisfies certain conditions and chooses to draw additional debt tranches during the respective draw periods. Following the execution of the Third Amendment in November 2026, the maximum number of shares of the Company's common stock that may be purchased from the warrants was reduced by 75,000.
The Company issued a total of 804,788 shares of common stock upon the cashless exercise of certain warrants during the nine months ended September 30, 2026. The Company did not issue any shares of common stock upon the exercise of warrants during the three months ended September 30, 2026. The Company issued a total of 107,969 shares of common stock upon the cashless exercise of certain warrants during the nine months ended September 30, 2025.
Note 8. Stock Option Plan
2019 Incentive Award Plan
In September 2019, the Company's Board of Directors (the Board) adopted, and the Company's stockholders approved, the 2019 Plan. Under the 2019 Plan, which expires in September 2029, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The options generally expire ten years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board and is generally four years from the date of grant or, for grants to new hires, four years from the date of hire. As described below, the Board also awards PSUs to executive officers that vest upon the occurrence of performance milestones. The 2019 Plan contains an "evergreen provision" that allows annual increases in the number of shares available for issuance on the first day of each calendar year through January 1, 2029 in an amount equal to the lesser of: (i) 4% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 916,463 shares of the Company's common stock became available for issuance under the 2019 Plan. As of September 30, 2026, 1,441,938 shares of the Company's common stock remained available for future awards under the 2019 Plan.
Restricted Stock Units
RSU activity under the Company's 2019 Plan is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding, December 31, 2025	1,795,639	$3.85
Awards granted	776,634	$3.44
Awards released	(517,741)	$3.70
Awards canceled	(205,226)	$3.16
Outstanding, September 30, 2026	1,849,306	$4.35
As of September 30, 2026, all of the 1,849,306 outstanding RSUs were unvested. The fair value of RSUs vested in the nine months ended September 30, 2026 and 2025 was $2.3 million and $1.9 million, respectively. The weighted-average grant date fair value per share for RSUs granted during the nine months ended September 30, 2026 and 2025 was $3.44 and $4.76 per RSU, respectively. As of September 30, 2026, total unrecognized compensation cost related to RSUs was $6.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.
Performance Stock Units
In May 2026, as part of its long-term incentive plan, the Company granted a total of 800,000 PSUs to certain of its executive officers which vest contingent upon the achievement of pre-determined market conditions and service conditions. The number of shares of common stock to be issued at vesting for these awards is calculated based on the Company's relative total shareholder return (TSR) percentile rank measured against the Russell 2000 Index during three overlapping measurement windows which occur over a three-year period from the grant date. Vesting with respect to the TSR percentile rank ranges from zero to 200 percent of the target number of PSUs, with a maximum aggregate of 1,600,000 PSUs that may be earned. The PSUs cliff-vest at the end of the three-year period, subject to the achievement of both the market and service conditions. As of September 30, 2026, all 800,000 PSUs remained outstanding and unvested.
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
The Company recognizes stock-based compensation expense for the PSUs ratably over the three-year performance period of the awards. The weighted-average grant date fair value per share of the PSUs granted during the nine months ended September 30, 2026 was $5.64 per PSU. As of September 30, 2026, total unrecognized compensation cost related to the PSUs was $3.9 million, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

Stock Options
Stock option activity under the 2019 Plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	526,839	$6.86	6.48	$957
Granted	433,700	$3.81
Forfeited	(19,000)	$5.37
Expired	(37,033)	$5.99
Outstanding, September 30, 2026	904,506	$5.46	7.56	$3,296
Vested and expected to vest, September 30, 2026	904,506	$5.46	7.56	$3,296
Options exercisable, September 30, 2026	400,596	$7.60	5.23	$1,095
There were 433,700 and 169,570 stock options granted in the nine months ended September 30, 2026 and 2025, respectively. The weighted-average grant date fair value per share for options granted during the nine months ended September 30, 2026 and 2025 was $2.69 and $3.50, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the stock options. No options were exercised during the nine months ended September 30, 2026, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 was zero. As of September 30, 2026, total unrecognized compensation cost related to option awards was $1.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
2019 Employee Stock Purchase Plan
In September 2019, the Board adopted, and the Company's stockholders approved, the ESPP. The ESPP became effective on the day the ESPP was adopted by the Board. The ESPP permits participants to purchase shares of the Company's common stock through payroll deductions of up to 20.0% of their eligible compensation. The number of shares of the Company's common stock available for issuance under the ESPP will be annually increased on the first day of each calendar year during the term of the ESPP through January 1, 2029 in an amount equal to the lesser of (i) 1.0% of the outstanding capital stock on each December 31st, or (ii) such lesser amount determined by the Board. Pursuant to the evergreen provision, on January 1, 2026, an additional 229,115 shares of the Company's common stock became available for issuance under the ESPP. As of September 30, 2026, 596,652 shares of the Company's common stock remained available for issuance under the ESPP. During the nine months ended September 30, 2026, a total of 175,271 shares of the Company's common stock were issued under the ESPP.
Stock-Based Compensation Expense
Total non-cash stock-based compensation expense recorded related to options granted, RSUs granted, PSUs granted and stock purchase rights granted under the ESPP in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$53	$58	$163	$173
Selling, general and administrative	1,040	425	2,280	1,095
Research and development	146	110	431	185
Total	$1,239	$593	$2,874	$1,453
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
The Company’s CODM is its Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on revenue and net loss as reported on the condensed consolidated statements of operations, after taking into account the Company’s strategic priorities, its cash balance and its expected use of cash. The CODM considers budget/forecast versus actual results on a quarterly basis when making decisions about the allocation of resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets and were $55.4 million and $58.0 million as of September 30, 2026 and December 31, 2025, respectively.
Segment revenue and net loss, including significant segment expenses regularly provided to the CODM are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$18,417	$17,244	$55,664	$49,944
Cost of revenue	7,581	7,169	22,406	20,351
Gross profit	10,836	10,075	33,258	29,593
Segment operating expenses:
Employee expense	8,555	8,418	25,117	23,501
Outside services	1,432	1,103	4,185	3,567
Facilities related	991	921	2,908	2,739
Travel & entertainment	839	724	2,295	2,175
Stock compensation	1,186	535	2,711	1,280
Depreciation and amortization	244	281	709	810
Other[1]	1,997	1,193	4,877	4,616
Total segment operating expenses	15,244	13,175	42,802	38,688
Loss from operations	(4,408)	(3,100)	(9,544)	(9,095)
Interest expense	(1,201)	(1,319)	(3,669)	(2,988)
Loss on extinguishment of debt	—	—	—	(295)
Change in fair value of warrant liability	(909)	(2,670)	(453)	(3,108)
Other income (expense), net	181	3	202	246
Loss before income taxes	$(6,337)	$(7,086)	$(13,464)	$(15,240)
Income tax (expense) benefit	1	(1)	(35)	(38)
Segment net loss	$(6,336)	$(7,087)	$(13,499)	$(15,278)
1Other segment items included in Segment operating expenses include insurance expenses, trade show and conference expenses, fulfillment expenses, board compensation, clinical trial expenses, collaboration expenses and bank fees, among others.
Note 10. Subsequent Events
Amendments to Perceptive Term Loan Facility
On October 19, 2026, the Company and Perceptive entered into the Second Amendment, effective as of September 30, 2026, and on November 6, 2026, the parties entered into the Third Amendment. The Second Amendment and Third Amendment, among other changes, extended the availability of the Tranche B Loan to November 15, 2026, reduced the borrowing amount of the Tranche B Loan from $10.0 million to $5.0 million, and revised certain financial covenant thresholds.
As amended, the Perceptive Term Loan Facility allows the Company to draw up to an aggregate additional principal amount of $35.0 million in two tranches, subject to specified milestone and revenue requirements. The First

Amendment, Second Amendment, and Third Amendment did not change the stated maturity of the existing Term Loans and reaffirmed the existing liens and guarantees securing the Perceptive Term Loan Facility. The Perceptive Term Loan Facility has a maturity date of April 25, 2030, and all of the Company’s obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.
On November 6, 2026, pursuant to the Third Amendment, the Company and Perceptive also amended the Warrant Certificate to further reduce the aggregate number of shares of common stock subject to future vesting pursuant to the Warrant Certificate by 75,000 shares of common stock that may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company.
On November 9, 2026, the Company satisfied the conditions of the Tranche B Loan and drew down $5.0 million. Following this drawdown, up to $30.0 million of additional principal remains available under the Perceptive Term Loan Facility in a single tranche. In addition, 75,000 shares of common stock vested and became exercisable pursuant to the Warrant Certificate and up to 450,000 shares of common stock remain subject to future vesting.
At-the-Market Offering
On November 9, 2026, the Company, entered into the 2026 Sales Agreement with TD Cowen with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million (the 2026 Placement Shares), through TD Cowen as its sales agent.
Under the 2026 Sales Agreement, the Company will set the parameters for the sale of the 2026 Placement Shares, including the number of 2026 Placement Shares to be issued, the time period during which sales are requested to be made, limitations on the number of 2026 Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms of the 2026 Sales Agreement, TD Cowen may sell the 2026 Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made through the Nasdaq Global Market or on any other trading market for the common stock. TD Cowen will use commercially reasonable efforts to sell the 2026 Placement Shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay TD Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any 2026 Placement Shares sold through TD Cowen under the 2026 Sales Agreement, and also has provided TD Cowen with customary indemnification and contribution rights.
The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company may not sell any shares of the Company’s common stock in the offering prior to the effectiveness of the 2026 Shelf Registration Statement. The offering of 2026 Placement Shares pursuant to the 2026 Sales Agreement will terminate upon the earlier of (i) the sale of all 2026 Placement Shares subject to the Sales Agreement or (ii) termination of the 2026 Sales Agreement in accordance with its terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this Quarterly Report) and with our audited financial statements and notes thereto included in our 2025 Annual Report.
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
Since launching AVISE® CTD, we have produced an extensive body of peer-reviewed literature supporting the test’s clinical validity and utility, demonstrating the importance of AVISE® CTD in patient care. Revenue from this product comprised 90% and 89% of our revenue for the nine months ended September 30, 2026 and 2025, respectively.
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
▪Lupus Nephritis (LN) Biomarkers. We continue to leverage our intellectual property licensed from Johns Hopkins University to develop a test for detecting protein analytes in urine that can aid rheumatologists in the ongoing management and risk stratification of patients suffering from LN. We tested a new customized array and accepted to present our abstract on novel data on the use of urinary biomarkers (especially Tenascin‑C) for the prediction of kidney function loss during the 2026 American College of Rheumatology annual meeting (ACR 2026). During the first half of 2027, we intend to drive further adoption by our existing and new pharma partnerships of our panel as part of exploratory trials. In addition, we continue our efforts in releasing our LN offering commercially through our clinical lab.

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

In January 2025, we announced conditional approval by the New York State Department of Health (NYSDOH) and commercial launch of our new SLE and RA biomarker assays on the AVISE® CTD platform. Collectively, we believe these new biomarkers have further improved the clinical utility of AVISE® CTD, providing clinicians with the information they need to definitively diagnose patients and shorten their autoimmune diagnostic journeys. While these biomarkers have contributed positively to AVISE® CTD ASP, these gains have built gradually, and we remain encouraged by their progress. We expect that, over time, these new biomarkers will continue to drive gains in AVISE® CTD average selling price and gross margin, increase demand, and better position us for profitability.
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
▪Reimbursement for Our Testing Products. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors and government payors. Payment from third-party payors differs depending on whether we are considered a "participating provider" (have entered into a contract with the payors as a participating provider) or a "non-participating provider" (do not have a contract and are considered a "non-participating provider"). Payors will often reimburse non-participating providers at a lower amount than participating providers, if at all. We have received a substantial portion of our revenue from a limited number of commercial payors, most of which have not contracted with us to be a participating provider. Historically, we have experienced situations where commercial payors proactively reduced the amounts they were willing to reimburse for our tests, and in other situations, commercial payors have determined that the amounts they previously paid were too high and have sought to recover those perceived excess payments by deducting such amounts from payments otherwise being made. When we contract to serve as a participating provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. If we are not able to obtain or maintain coverage and adequate reimbursement from third-party payors, we may not be able to effectively increase our testing volume and revenue as expected. Additionally, changes in our estimated reimbursements for tests performed in prior periods can positively or negatively impact our revenue in the current period and cause our financial results to fluctuate. In addition, in connection with our revenue cycle management initiatives, we have in the past held claims in the first quarter of the fiscal year, which resulted in increases in our accounts receivable and an accelerated decrease in our cash in the same period. The trend subsequently reversed in the second quarter and third quarter of 2026 as we collected cash on billed tests.
▪Expanding Adoption of AVISE® CTD. Since the launch of AVISE® CTD in 2012 and through September 30, 2026, we have delivered over one million of these tests. During the nine months ended September 30, 2026, the number of AVISE® CTD tests delivered increased by approximately 8% over the same period in 2025. Revenue growth for our testing products will depend, in part, on our ability to continue to expand our base of ordering healthcare providers and increase our penetration with existing healthcare providers and on the continued success of the T-Cell Biomarkers and RA Sub-Profile Biomarkers, which we added to our AVISE® CTD tests in 2025.
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
During the year ended December 31, 2023, we implemented several revenue cycle management initiatives, including among others, withholding the submission of commercial payor claims for reimbursement until subsequent quarters, increasing appeals efforts, adjusting the documentation required of physicians when ordering our tests and implementing increases to our patient payment rates. Additionally, in November 2023, we increased the list price billed for our tests. These ongoing revenue cycle management initiatives aim to optimize our appeals process and the potential for cash collections. During the fiscal year ended December 31, 2024, we experienced moderate declines in test volume since the second half of the fiscal year ended December 31, 2023, as rheumatologists and patients adjusted to these changes. During the fiscal year ended December 31, 2025, we saw a return to volume growth. The number of AVISE® CTD tests delivered during the nine months ended September 30, 2026 improved by approximately 8% as compared to the number of AVISE® CTD tests delivered during the nine months ended September 30, 2025 due to continuing physician demand and adoption, early traction from our new biomarkers, and salesforce expansion. Additionally, the trailing-twelve-month ASP of our AVISE® CTD tests increased by approximately 2% during the nine months ended September 30, 2026 compared to the same period in 2025.
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
In-process Research and Development Expenses
In-process research and development expenses include costs to acquire certain in-process research and development (IPR&D) assets including technology, software, source code, know-how and patents comprising an AI-enabled rheumatology practice workflow-optimization software platform. The IPR&D was deemed to have no alternative future use and we expensed all costs on the acquisition date.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue	$18,417	$17,244	$1,173
Cost of revenue	7,581	7,169	412
Gross profit	10,836	10,075	761
Operating expenses:
Selling, general and administrative expenses	12,834	11,445	1,389
Research and development expenses	1,823	1,730	93
In-process research and development expenses	587	—	587
Total operating expenses	15,244	13,175	2,069
Loss from operations	(4,408)	(3,100)	(1,308)
Interest expense	(1,201)	(1,319)	118
Change in fair value of warrant liability	(909)	(2,670)	1,761
Other income (expense), net	181	3	178
Loss before income taxes	(6,337)	(7,086)	749
Income tax (expense) benefit	1	(1)	2
Net loss	$(6,336)	$(7,087)	$751
Revenue
Revenue increased $1.2 million, or 6.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increases in test volume and expansion of our AVISE® CTD. The number of AVISE® CTD tests delivered in the three months ended September 30, 2026 increased by approximately 2% compared to the same period in 2025. Our AVISE® CTD trailing twelve-month ASP increased by 2% or $10 per test to $451 per test in the third quarter of 2026 from $441 per test in the third quarter of 2025. In addition, our pharma services revenue increased by approximately $0.1 million, to $0.9 million in the third quarter of 2026 from $0.8 million in the third quarter of 2025.
Cost of Revenue
Cost of revenue increased $0.4 million, or 5.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to increases of $0.2 million in the cost of materials and supplies, $0.1 million in depreciation and amortization, and $0.1 million in royalties, consistent with the increase in related revenue.
Gross Margin
Gross margin as a percentage of revenue increased to 58.8% for the three months ended September 30, 2026 compared to 58.4% for the three months ended September 30, 2025, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.4 million, or 12.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to increases of $0.7 million in employee-related expenses (including an increase of $0.6 million in stock-based compensation), $0.3 million in outside services, $0.1 million in travel and entertainment, $0.1 million in facilities-related expenses, and $0.2 million in other expenses.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but expect our selling, general and administrative expenses to decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.1 million, or 5.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $0.1 million in outside services.
We expect our research and development expenses to remain relatively stable in the near term, or even decrease year-over-year as a percentage of revenue.
In-process Research and Development Expenses
In-process research and development expenses increased by $0.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the cost to acquire the certain IPR&D assets, including the rights to technology, software code, know-how and patents comprising an AI-enabled rheumatology practice workflow-optimization software platform.
Interest Expense
Interest expense decreased by $0.1 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025 and the embedded finance lease related to a supply agreement, as amended, with one of our suppliers for certain reagents. We expect to continue to incur this interest expense under the Perceptive Term Loan Facility.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability decreased by $1.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the Credit Agreement executed in April 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Revenue	$55,664	$49,944	$5,720
Cost of revenue	22,406	20,351	2,055
Gross profit	33,258	29,593	3,665
Operating expenses:
Selling, general and administrative expenses	37,413	34,191	3,222
Research and development expenses	4,802	4,497	305
In-process research and development expenses	587	—	587
Total operating expenses	42,802	38,688	4,114
Loss from operations	(9,544)	(9,095)	(449)
Interest expense	(3,669)	(2,988)	(681)
Loss on extinguishment of debt	—	(295)	295
Change in fair value of warrant liability	(453)	(3,108)	2,655
Other income (expense), net	202	246	(44)
Loss before income taxes	(13,464)	(15,240)	1,776
Income tax (expense) benefit	(35)	(38)	3
Net loss	$(13,499)	$(15,278)	$1,779
Revenue
Revenue increased $5.7 million, or 11.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to increases in test volume and expansion of our AVISE® CTD. The number of AVISE® CTD tests delivered in the nine months ended September 30, 2026 increased by approximately 8% compared to the same period in 2025. Our AVISE® CTD trailing twelve-month ASP increased by 2% or $10 per test to $451 per test in the third quarter of 2026 from $441 per test in the third quarter of 2025. In addition, our pharma services revenue increased by approximately $1.0 million, to $2.2 million in the nine months ended September 30, 2026 from $1.2 million in the nine months ended September 30, 2025.
Cost of Revenue
Cost of revenue increased $2.1 million, or 10.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to increases of $1.1 million in materials and supplies, $0.5 million in depreciation and amortization, and $0.5 million in other expenses, consistent with increases in revenue.
Gross Margin
Gross margin as a percentage of revenue increased slightly to 59.7% for the nine months ended September 30, 2026 compared to 59.3% for the nine months ended September 30, 2025, primarily due to the changes to revenue and cost of revenue described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.2 million, or 9.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to increases of $2.6 million in employee-related expenses (including an increase of $1.2 million in stock-based compensation), $0.7 million in outside services and $0.3 million in facilities-related expenses, partially offset by a decrease of $0.4 million in other expenses.
We expect that our selling, general and administrative expenses may increase moderately in absolute dollars in the near term as we expand our sales force and invest in infrastructure to support expected volume and revenue growth, but expect our selling, general and administrative expenses to decrease year-over-year as a percentage of revenue.

Research and Development Expenses
Research and development expenses increased $0.3 million, or 6.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $0.5 million in employee-related expenses (including an increase of $0.2 million in stock-based compensation), partially offset by decreases of $0.1 million in facilities-related expenses and $0.1 million in outside services expenses.
We expect our research and development expenses to remain relatively stable in the near term, or even decrease year-over-year as a percentage of revenue.
In-process Research and Development Expenses
In-process research and development expenses increased by $0.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the cost to acquire the certain IPR&D assets, including the rights to technology, software code, know-how and patents comprising an AI-enabled rheumatology practice workflow-optimization software platform.
Interest Expense
Interest expense increased by $0.7 million, including an increase of $0.2 million in non-cash interest expense, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the Perceptive Term Loan Facility that we entered into in April 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $0.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as a result of our early payoff of all outstanding indebtedness under the Amended Loan Agreement in April 2025.
Change in Fair Value of Warrant Liability
The fair value of the warrant liability decreased by $2.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the Credit Agreement executed in April 2025.
Liquidity and Capital Resources
We have incurred net losses since our inception. For the nine months ended September 30, 2026 and 2025, we incurred a net loss of $13.5 million and $15.3 million, respectively, and we expect to incur additional losses in future periods. To date, we have generated only limited revenue, and despite any estimates we may make regarding our ability to become profitable, we may never achieve revenue sufficient to offset our expenses. As of September 30, 2026, we had an accumulated deficit of $327.8 million and cash and cash equivalents of $28.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash. A total of an additional $35.0 million is available at our option under the Perceptive Term Loan Facility as amended in March 2026, October 2026, and November 2026, including $5.0 million available under the Tranche B Loan should we attain specified revenue levels and satisfy other conditions and $30.0 million available under the Tranche D Loan. Consistent with historical practice, we held claims in the quarter ended March 31, 2026, which resulted in increases in our accounts receivable and an accelerated decrease in our cash and cash equivalents in the quarter ended March 31, 2026 and a reversal of that trend occurred in the quarters ended June 30, 2026 and September 30, 2026 and is expected to continue in the remaining quarter of the fiscal year ending December 31, 2026.
Since becoming a public company, our primary sources of capital have been cash inflows from product sales, sales of our common stock and, to a lesser extent, borrowings under term loan facilities.

Our obligations under the Perceptive Term Loan Facility are secured by a first-priority lien on substantially all of our existing and future assets. In connection with the Credit Agreement, we issued the Warrant Certificate to Perceptive. The Warrant Certificate has a ten-year term from the applicable vesting date and includes protection for certain dilutive issuances and registration rights provisions. The Warrant Certificate was originally issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. In satisfaction of the registration rights, the Company filed a registration statement on Form S-3 (File No. 333-288199) with the SEC on June 30, 2025, and declared effective on July 2, 2025, covering the resale of the Warrant Shares.
The Perceptive Term Loan Facility includes customary affirmative, negative, and financial covenants. These include, among others, restrictions on additional indebtedness, liens, dividends, mergers and acquisitions, and affiliate transactions. The Perceptive Term Loan Facility also requires that we maintain a minimum unrestricted cash balance of $3.0 million and achieve specified net revenue levels on a quarterly basis beginning with the quarter ending June 30, 2025. In addition, upon the occurrence of an event of default, Perceptive, among other things, can declare all indebtedness due and payable immediately, which would adversely impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes. As of September 30, 2026, we were in compliance with all covenants of the Perceptive Term Loan Facility.
On November 17, 2023, we filed a registration statement on Form S-3 (the 2023 Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million of our common stock, preferred stock, debt securities, warrants and units, of which $119.6 million remained available for sale at September 30, 2026. The 2023 Shelf Registration Statement will expire on November 29, 2026. On November 10, 2026, we filed a registration statement on Form S-3 (the 2026 Shelf Registration Statement) covering the offering, from time to time, of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units.
On September 15, 2022, we entered into a sales agreement, as amended by Amendment No. 1 to Sales Agreement dated November 17, 2023 (the 2022 Sales Agreement), with TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50.0 million. We are not obligated to sell any shares of our common stock under the 2022 Sales Agreement. During the three months ended September 30, 2026, we sold 1,010,965 shares of our common stock under the 2022 Sales Agreement at a weighted-average price per share of $6.58, for gross proceeds of approximately $6.7 million and net proceeds of approximately $6.4 million after deducting commissions paid to TD Cowen and other offering expenses payable by us.
On November 9, 2026, the Company entered into a new sales agreement (the 2026 Sales Agreement) with TD Cowen as sales agent pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. The 2026 Sales Agreement superseded the 2022 Sales Agreement. The Company is not obligated to sell any shares of the Company's common stock in the offering and the Company may not sell any shares of the Company’s common stock in the offering prior to the effectiveness of the 2026 Shelf Registration Statement.
Funding Requirements
Our primary use of cash is to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term. We also anticipate increases in our selling, general and administrative expenses due to increased headcount. We expect our research and development expenses to remain relatively stable in the near term, or even decrease year-over-year as a percentage of revenue. We believe we have sufficient laboratory capacity to support increased test volume. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that our near- and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business, including payments we may be required to make upon the achievement of previously negotiated milestones associated with intellectual property we have licensed, payments related to non-cancelable purchase obligations for reagents, payments related to our principal and interest under our long term borrowing arrangements, payments for operating leases related to our office and laboratory space in Vista, CA and our office space in Carlsbad, CA, and payments for operating and finance leases related to our laboratory equipment (see "Note 4. Borrowings," and "Note 5. Commitments and Contingencies," to our unaudited condensed consolidated financial statements included in this Quarterly Report and "Note 5. Leases,"

to our financial statements included in our 2025 Annual Report). Based on our current business plan, we believe that our existing cash and cash equivalents and our anticipated future revenue, will be sufficient to meet our anticipated cash requirements for at least the next twelve months from the date of this filing.
Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors, including:
•our ability to improve AVISE® CTD ASP, in addition to our ability to achieve adequate reimbursement for these additions to our AVISE® CTD test offering;
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
Until such time, if ever, as we can generate revenue to support our costs structure, we may be required to finance our operations as needed through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, sales of our common stock under our at-the-market offering program pursuant to the 2026 Sales Agreement with TD Cowen and other similar arrangements. The Perceptive Term Loan Facility involves, and any additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and could have a negative impact on our commercial and strategic relationships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$(9,004)	$(10,612)
Investing activities	(967)	(591)
Financing activities	5,843	24,819
Net change in cash, cash equivalents and restricted cash	$(4,128)	$13,616
Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $9.0 million, primarily resulting from (i) our net loss of $13.5 million adjusted for non-cash charges of $7.3 million primarily related to change in fair value of warrant liability, stock-based compensation, depreciation and amortization, non-cash lease expense and non-cash interest and (ii) changes in our net operating assets of $2.8 million primarily related to net increases in accounts receivable, prepaid expenses and other current assets, and net decreases in accounts payable and operating lease liabilities, partially offset by net increases in deferred revenue and accrued and other current liabilities, and net decreases in other assets.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $1.0 million and $0.6 million, respectively, due to net purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $5.8 million, primarily resulting from $6.4 million in proceeds from common stock issued under the 2022 Sales Agreement with TD Cowen, net of issuance costs, and $0.5 million in proceeds from common stock issued under the ESPP, partially offset by $0.6 million in principal payments on finance lease obligations, and $0.5 million in principal payments on notes payable obligations.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $24.8 million, primarily resulting from $23.7 million in proceeds from the issuance of debt and warrants, net of discounts, $18.6 million in proceeds from common stock issued in public offering, net of issuance costs, $3.4 million in proceeds from common stock issued under the 2022 Sales Agreement with TD Cowen, net of issuance costs, and $0.4 million in proceeds from common stock issued under the ESPP, partially offset by a $19.7 million payment to early extinguish debt, $0.9 million in payments of debt issuance costs, $0.4 million in principal payments on notes payable obligations, and $0.3 million in principal payments on finance lease obligations.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The year-end condensed consolidated balance sheets data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.
For a description of our critical accounting estimates, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2025 Annual Report. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.
Recent Accounting Pronouncements

Please see "Note 2. Summary of Significant Accounting Policies," to the unaudited condensed consolidated financial statements included in this Quarterly Report for a summary of recent accounting pronouncements.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Rule 10b5-1 trading arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Amendments to Perceptive Term Loan Facility
On October 19, 2026, the Company and Perceptive Credit Holdings IV, LP (Perceptive) entered into a second amendment (the Second Amendment) to the Credit Agreement and Guaranty, dated April 25, 2025 (Credit Agreement), effective as of September 30, 2026. On November 6, 2026, the Company and Perceptive entered into a third amendment to the Credit Agreement (the Third Amendment). The original Credit Agreement provided for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the Perceptive Term Loan Facility), which included three additional tranches of funding: up to $10.0 million (the Tranche B Loan), $10.0 million (the Tranche C Loan), and $30.0 million (the Tranche D Loan, and collectively with the Tranche A Loan, the Tranche B Loan and the Tranche C Loan, the Term Loans) to be drawn at the Company's option subject to the Company’s satisfaction of certain conditions, including specified revenue milestones. The Second Amendment and Third Amendment, among other changes, extended the availability of the Tranche B Loan to November 15, 2026, reduced the borrowing amount of the Tranche B Loan from $10.0 million to $5.0 million, and revised certain financial covenant thresholds.
As amended, the Perceptive Term Loan Facility allows the Company to draw up to an aggregate additional principal amount of $35.0 million in two tranches, subject to specified milestone and revenue requirements. The first amendment to the Credit Agreement, Second Amendment, and Third Amendment did not change the stated maturity of the existing Term Loans and reaffirmed the existing liens and guarantees securing the Perceptive Term Loan Facility. The Perceptive Term Loan Facility has a maturity date of April 25, 2030, and all of the Company’s obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.
On November 6, 2026, pursuant to the Third Amendment, the Company and Perceptive also amended the Warrant Certificate to further reduce the aggregate number of shares of common stock subject to future vesting pursuant to the Warrant Certificate by 75,000 shares of common stock that may vest and become exercisable if and when the remaining additional debt tranches are drawn by the Company.
On November 9 2026, the Company satisfied the conditions of the Tranche B Loan and drew down $5.0 million. Following this drawdown, up to $30.0 million of additional principal remains available under the Perceptive Term Loan Facility in a single tranche. In addition, 75,000 shares of common stock vested and became exercisable pursuant to the Warrant Certificate and up to 450,000 shares of common stock remain subject to future vesting.
At-the-Market Offering
On November 9, 2026, the Company, entered the 2026 Sales Agreement with TD Cowen with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the 2026 Placement Shares, through TD Cowen as its sales agent.
Under the 2026 Sales Agreement, the Company will set the parameters for the sale of the 2026 Placement Shares, including the number of 2026 Placement Shares to be issued, the time period during which sales are requested to be made, limitations on the number of 2026 Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms of the 2026 Sales Agreement, TD Cowen may sell the 2026 Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made through the Nasdaq Global Market or on any other trading market for the common stock. TD Cowen will use commercially reasonable efforts to sell the 2026 Placement Shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay TD Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any 2026 Placement Shares sold through TD Cowen under the 2026 Sales Agreement, and also has provided TD Cowen with customary indemnification and contribution rights.
The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company may not sell any shares of the Company’s common stock in the offering prior to the effectiveness of the 2026 Shelf Registration Statement. The offering of 2026 Placement Shares pursuant to the 2026 Sales Agreement will terminate upon the earlier of (i) the sale of all 2026 Placement Shares subject to the Sales Agreement or (ii) termination of the 2026 Sales Agreement in accordance with its terms.
Any 2026 Placement Shares to be offered and sold under the 2026 Sales Agreement will be issued and sold pursuant to the 2026 Shelf Registration Statement, once the 2026 Shelf Registration Statement is declared effective by the SEC.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39049	3.1	9/23/2019
3.2	Amended and Restated Bylaws.	8-K	001-39049	3.1	3/22/2021
3.3	Amendment to Amended and Restated Bylaws, dated January 19, 2023.	8-K	001-39049	3.1	1/23/2023
4.1	Specimen stock certificate evidencing the shares of common stock.	S-1/A	333-233446	4.1	9/9/2019
4.2	Form of Common Stock Purchase Warrant issued to investors by the Company in connection with private placement financings.	S-1/A	333-233446	4.4	9/9/2019
4.3	Form of Common Stock Purchase Warrant to purchase common stock issued to investors by the Company in 2016.	S-1/A	333-233446	4.8	9/9/2019
4.4	Form of Exchange Warrant	10-Q	001-39049	4.5	8/9/2021
4.5	Warrant Certificate, dated April 25, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.	8-K	001-39049	4.1	4/28/2025
4.6	First Amendment to Warrant Certificate, dated November 6, 2026, issued by the Company to Perceptive Credit Holdings IV LP.					X
10.1†	Lease, dated July 6, 2026, by and between LOA 26 LP, a Delaware limited partnership, by and through View 26 LLC, its General Partner and the Company	10-Q	001-39049	10.1	8/4/2026
10.2	Second Amendment to Credit Agreement and Guaranty, dated September 30, 2026, by and among the Company, the guarantors and lenders party thereto, and Perceptive Credit Holdings IV LP.					X
10.3^	Third Amendment to Credit Agreement and Guaranty, dated November 6, 2026, by and among the Company, the guarantors and lenders party thereto, and Perceptive Credit Holdings IV LP.					X
10.4^	Sales Agreement, dated November 9, 2026, by and between the Company and TD Securities (USA) LLC.					X
31.1	Certificate of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.	X

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

EXAGEN INC.

Date: November 10, 2026	by:	/s/ John Aballi
John Aballi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	by:	/s/ Jeffrey G. Black
Jeffrey G. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)